Form 10QSB
period 2000-12-31
FINANCIAL VENTURES INC
filed 2001-02-13
CIK 1031524

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                for the quarterly period ended December 31, 2000

                             Commission File Number

                                    0-31429

                            FINANCIAL VENTURES, INC.
                 (Name of Small Business Issuer in its charter)

           FLORIDA                                      65-0714837
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

          270 NW 3rd Court
          Boca Raton, Florida                           33432-3720
(Address of principal executive offices)                (Zip Code)

                       Issuer's Telephone: (561) 368-1427
                       ----------------------------------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

                As of December 31, 2000, there are 903,800 shares
                 of common stock outstanding. The issuer has no
                       other classes of stock authorized.

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         Unaudited financial statements for Financial Ventures, Inc. as of the fiscal quarter ended December 31, 2000 are submitted in compliance with Item 310(b) of Regulation S-B.

                            FINANCIAL VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2000
                                   (UNAUDITED)



                                     ASSETS
                                     ------
TOTAL ASSETS                                                           $    --
                                                                       =======




                         STOCKHOLDERS' EQUITY (DEFICIT)
                         -----------------------------


STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 908,800 shares
  issued and outstanding                                               $   909
 Additional paid-in capital                                              5,371
 Deficit accumulated during the development
  stage                                                                 (6,280)
                                                                       -------

         Total Stockholders' Equity (Deficit)                               --
                                                                       -------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                   $    --
                                                                       =======










                Read accompanying Notes to Financial Statements.

                            FINANCIAL VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                        Three Months Ended               Six Months Ended             Period from
                                            December 31,                    December 31,            December 4, 1996
                                     ------------------------        ---------------------------     (Inception) to
                                       2000            1999            2000              1999       December 31, 2000
                                     --------        --------        ---------         ---------    -----------------
REVENUES                             $     --        $     --        $      --         $      --        $      --

EXPENSES

 General and administrative                --              --            5,000                --            6,280
                                     --------        --------        ---------         ---------        ---------

NET (LOSS)                           $     --        $     --        $  (5,000)        $      --        $  (6,280)
                                     ========        ========        =========         =========        =========

(LOSS) PER SHARE                     $     --        $     --        $      --         $      --
                                     ========        ========        =========         =========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                          908,800         903,800          906,382           903,800
                                     ========        ========        =========         =========








                Read accompanying Notes to Financial Statements.

                            FINANCIAL VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                               Six Months Ended             Period from
                                                  December 31,            December 4, 1996
                                           ------------------------        (Inception) to
                                            2000               1999       December 31, 2000
                                           -------             ----       -----------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss)                               $(5,000)            $ --            $(6,280)

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Proceeds from issuance of
   common stock                              5,000               --              6,280
                                           -------             ----            -------

NET INCREASE (DECREASE) IN CASH                 --               --                 --

CASH - BEGINNING                                --               --                 --
                                           -------             ----            -------
CASH - ENDING                              $    --             $ --            $    --
                                           =======             ====            =======











                Read accompanying Notes to Financial Statements.

                            FINANCIAL VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1.           ORGANIZATION

                  Financial Ventures, Inc. was incorporated on December 4, 1996 under the laws of the State of Florida. The company is engaged in purchasing tropical fish for wholesale. The company's headquarters is in Boca Raton, Florida. Since inception, planned operations have not commenced.

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  BASIS OF PRESENTATION

                  The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended March 31, 2000, included in the Company's Form 10-SB as filed with the SEC.

                  (LOSS) PER SHARE

                  (Loss) per share is computed by dividing net (loss) for the year by the weighted average number of shares outstanding.

                  USE OF ESTIMATES

                  Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and

                            FINANCIAL VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  USE OF ESTIMATES (CONTINUED)

                  liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements.

NOTE 3.           CAPITAL STOCK

                  The Company has authorized 50,000,000 common shares with a par value of $.001 per share. On August 11, 2000, 5,000 common shares were issued for cash of $5,000. As of December 31, 2000 and 1999, 908,800 and 903,800 common shares were issued and outstanding, respectively.

ITEM 2. PLAN OF OPERATION

         The issuer at the present time remains inactive. The issuer is in the process of completing transaction with certain stockholders to obtain a loan in the amount of $25,000 to commence a pilot program. Assuming those funds are secured by the issuer a projection of the financial results from this program is as follows:

PROJECTION OF PILOT PROGRAM

         The projected revenue for the first year of operation is as follows:

         REVENUES

         Gross Sales                                       $84,000
         Less: Override Payment (7.5%)                       6,300
                                                           -------
         Adjusted gross sales                              $77,000

         EXPENSES

         Gas and Oil                                         4,800
         Contract Payments to Divers                        48,000
         Dockage                                             1,200
         Miscellaneous Boat Maintenance                      1,800
                                                           -------
             TOTAL EXPENSES                                $57,000

         Net Income                                        $20,700


NOTES TO REVENUE PROJECTIONS

(1) Sales are projected at $350 per day, using 20 days per month, with two divers working daily.

(2) Compensation to divers will be set under contract at $2,000 monthly per individual.

(3) The override payment, 7.5% of gross sales, is to be paid to Brett DeWees, an individual with whom the Company has entered into a joint venture.

         In the event that the Company should be unable to raise the initial funds for the pilot program, the Company will remain inactive. The Company has no employees and expects none until after the pilot program is completed. The Company occupies offices on a rent-free basis and it has no plans for the purchase of any tangible or intangible assets. As a consequence, it will require negligible funds to remain inactive.

                          PART II - OTHER INFORMATION

ITEMS 1 - 5 - NOT REQUIRED

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits 3(i) and (ii) are incorporated into this filing by reference to Exhibits 2(i) and 2(iii) as filed in Part III of Form 10SB as filed with the Securities and Exchange Commission on September 1, 2000.

         (b) Reports on Form 8-K

             None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FINANCIAL VENTURES, INC.

Date: February 12, 2001                   By: /s/ Ledyard H. DeWees
                                              ----------------------------------
                                              President