Form 10KSB40
period 2001-03-31
FINANCIAL VENTURES INC
filed 2001-06-19
CIK 1031524

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     Annual Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    for the Fiscal Year ended March 31, 2001

                             Commission File Number
                                     0-31429

                            FINANCIAL VENTURES, INC.
                 (Name of Small Business Issuer in its charter)


                FLORIDA                                 65-0714837
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or organization)

             270 NW 3rd Court                           33432-3720
           Boca Raton, Florida                          (Zip Code)
(Address of principal executive offices)

                       Issuer's Telephone: (561) 368-1427
                   ------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:     Common
                                                               -----------------
                                                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to ITEM 405 OF REGULATION S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year.      None
                                                         ----------------

Aggregate market value of voting equity held by non-affiliates as of March 31, 2001: $400.

                 As of March 31, 2001, there are 903,800 shares of common stock outstanding. The issuer has no other classes of stock authorized.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         (a) BUSINESS DEVELOPMENT

         Financial Ventures, Inc. ( the "Company") was incorporated on December 4, 1996 under the laws of the State of Florida. See Exhibit 2(i) at Page E-1. The Company is currently in good standing under the laws of Florida.

         The Bylaws of the Company are included as Exhibit 2 (iii) commencing at Page E-5.

         (b) BUSINESS OF ISSUER

         At its inception, the Company adopted a Business Plan with the objective of entering into a joint venture with Brett L. DeWees (adult son of Ledyard H. DeWees, President) for the purpose of initially entering into a pilot program for the capture and sale of exotic saltwater aquarium-type fish to wholesalers.

         EQUIPMENT REQUIRED

         The pilot program will require equipment in the form of a boat and motor. In this regard, it has been mutually determined that the Company should purchase a 23' Mako (Manufacturer) fiberglass, center console outboard boat. The boat will be powered with a 200 HP Evinrude outboard motor.

         It has been estimated that the cost of this equipment including all necessary equipment to become legally operational, is Twenty Five Thousand Collars ($25,000).

         PRODUCTS AND SALES

         The products sought will be saltwater aquarium-type fish. Among the over 100 species available, are fish such as angels, rock beauties, butterfly, damsel, parrot, tang, and hamlet. All fish will be sold directly to wholesalers in South Florida.

         Research has determined that the market for such fish in broad and competition does not appear to be a factor. In fact, the demand is currently greater than the supply.

         LICENSES REQUIRED

         Brett L. DeWees holds a United States Coast Guard Captain's License - #709388. He also holds a Saltwater Products License - #SP-60840 issued by the State of Florida, Department of Environmental Protection. This license has an RS (Restricted Species) endorsement and a ML-862 (Marine Life) endorsement. These qualifications are essential to a legal operation for collecting and selling tropical saltwater fish.

         PLANNED OPERATIONS

         Under the joint venture arrangement Brett DeWees will contract with two
(2) qualified and licensed divers. These divers will operate under their contracts as independent contractors. It will be the responsibility of Brett DeWees to oversee the areas of operation of the divers and to arrange for the transportation and sale of the fish at the end of each day's dive operation. He will also be responsible for the maintenance of the boat and all related equipment.

         SCOPE OF OPERATIONS

         The intended area of the pilot program is in the waters off South Florida, from West Palm Beach at the northern boundary to Key West as a southern boundary. If the pilot program is successful the operations may be expanded to include the Bahamas.

         EMPLOYEES

         The arrangement with Brett DeWees will be contractual. The divers used in operations will be independent contractors. The Company does not anticipate any paid employees in the near future.

ITEM 2. DESCRIPTION OF PROPERTY

         (a) LOCATION AND CONDITION OF PROPERTY

         The Company has no real properties or leasehold interests at this time. The Company is not currently engaged in any real estate activities.

         The Company's principal place of business is located at 270 N.W. 3rd Court, Boca Raton, Florida 33432, which offices are provided by Ledyard H. DeWees, P.A., a professional association owned by Ledyard H. DeWees, Esq. on a rent-free basis pursuant to an oral agreement. It is anticipated that this arrangement will be suitable for the needs of the Company for the foreseeable future.

         (b) INVESTMENT POLICIES

         The Company has no plans whatsoever for any investments, real estate or otherwise. All proceeds as received will be applied directly to the needs of the business. Upon such time as surplus is available, it will be distributed to the stockholders in the form of dividends.

ITEM 3. LEGAL PROCEEDINGS

         There is no litigation of any type whatsoever pending or threatened by or against the Company, its officers and/or its director.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          (a) MARKET INFORMATION

          There is no public trading market for the Company's stock and management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker regarding a public market for the stock.

          (b) HOLDERS

          There are 39 shareholders of record of the Company's common stock.

          (c) DIVIDENDS

          The Company has not paid any dividends to date and has no plans to do so in the foreseeable future. The Company has no revenues and thus there is no basis for any dividend payment.

          The issuer has not sold any of its stock or other securities in any form within the three years preceding the date of this filing.

ITEM 6. PLAN OF OPERATION

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

ITEM 7. FINANCIAL STATEMENTS

          Financial Statements are submitted in compliance with Item 310(a) of Regulation S-B. See pages F-1, et seq.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          The Company has not changed accountants during the previous two year period to the date of this registration statement and there are no disagreements with the findings of said accountants.

                            FINANCIAL VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                            FINANCIAL VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS

                                                                       Page
                                                                       ----
Independent Auditor's Report                                            F-1

Financial Statements:

 Balance Sheets                                                         F-2

 Statements of Operations                                               F-3

 Statement of Changes in Stockholders' Equity                           F-4

 Statements of Cash Flows                                               F-5

 Notes to Financial Statements                                       F-6 to F-7

                          INDEPENDENT AUDITOR'S REPORT



To The Board of Directors
Financial Ventures, Inc.

We have audited the accompanying balance sheets of Financial Ventures, Inc. (a development stage company), as of March 31, 2001 and 2000 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended and for the period from December 4, 1996 (inception) through March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Financial Ventures, Inc. (a development stage company) as of March 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended and for the period from December 4, 1996 (inception) through March 31, 2001 in conformity with accounting principles generally accepted in the United States.


                                             Earl M. Cohen, C.P.A., P.A.

June 1, 2001
Boca Raton, Florida

                            FINANCIAL VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                             MARCH 31, 2001 AND 2000

                                     ASSETS

                                                                2001      2000
                                                               ------    ------

TOTAL ASSETS                                                  $    --   $    --
                                                              =======   =======

                         STOCKHOLDERS' EQUITY (DEFICIT)

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 908,800 and 903,800
  shares issued and outstanding,
  respectively                                                $   909   $   904
 Additional paid-in capital                                     5,571       376
 Deficit accumulated during the development
  stage                                                        (6,480)   (1,280)
                                                              -------   -------

         Total Stockholders' Equity (Deficit)                      --        --
                                                              -------   -------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          $    --   $    --
                                                              =======   =======







                Read accompanying Notes to Financial Statements.

                            FINANCIAL VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                       YEARS ENDED MARCH 31, 2001 AND 2000
                                       AND
         PERIOD FROM DECEMBER 4, 1996 (INCEPTION) THROUGH MARCH 31, 2001

                                                                                December 4,
                                                                                   1996
                                          Year Ended          Year Ended       (Inception)
                                           March 31,           March 31,       to March 31,
                                             2001                2000              2001
                                           ---------           --------        -----------
REVENUES                                   $      --           $     --          $      --

EXPENSES
 General and administrative                    5,200                 --              6,480
                                           ---------           --------          ---------

NET (LOSS)                                 $  (5,200)          $     --          $  (6,480)
                                           =========           ========          =========

(LOSS) PER SHARE                           $      --           $     --          $      --
                                           =========           ========          =========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                 906,978            903,800
                                            ========          =========










                Read accompanying Notes to Financial Statements.

                            FINANCIAL VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         PERIOD FROM DECEMBER 6, 1996 (INCEPTION) THROUGH MARCH 31, 2001


                                                                                          Deficit
                                             Common Stock                               Accumulated
                                       -------------------------         Additional        During
                                       Number of           Par            Paid-in      the Development
                                         Shares           Value           Capital           Stage             Total
                                       ---------         -------         ----------    ---------------       -------
January 17, 1997 - Common
 shares issued for cash                 903,800          $   904          $   376          $    --           $ 1,280

August 11, 2000 - Common
 shares issued for cash                   5,000                5            4,995               --             5,000

Reclassification of amount due
 to stockholder to additional
 paid-in capital                             --               --              200               --               200

Net (loss)                                   --               --               --           (6,480)           (6,480)
                                        -------          -------          -------          -------           -------
Balance - March 31, 2001                908,800          $   909          $ 5,571          $(6,480)          $    --
                                        =======          =======          =======          =======           =======










                Read accompanying Notes to Financial Statements.

                            FINANCIAL VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOW
                       YEARS ENDED MARCH 31, 2001 AND 2000
                                       AND
         PERIOD FROM DECEMBER 4, 1996 (INCEPTION) THROUGH MARCH 31, 2001


                                                                                    December 4,
                                                                                       1996
                                                     Year Ended      Year Ended     (Inception)
                                                      March 31,       March 31,     to March 31,
                                                        2001            2000           2001
                                                     ----------      ----------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                          $(5,200)          $ --          $(6,480)
                                                      -------           ----          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                5,000             --            6,280
  Increase in amount due to stockholder                   200             --              200
                                                      -------           ----          -------

NET CASH PROVIDED BY FINANCING ACTIVITIES               5,200             --            6,480
                                                      -------           ----          -------

NET INCREASE (DECREASE) IN CASH                            --             --               --

CASH - BEGINNING                                           --             --               --
                                                      -------           ----          -------

CASH - ENDING                                         $    --           $ --          $    --
                                                      =======           ====          =======

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
 Reclassification of amount due to
   stockholder to additional paid-in
   capital                                            $   200           $ --          $   200
                                                      =======           ====          =======




                Read accompanying Notes to Financial Statements.

                            FINANCIAL VENTURES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1.           ORGANIZATION

                  Financial Ventures, Inc. was incorporated on December 4, 1996 under the laws of the State of Florida. The company is engaged in purchasing tropical fish for wholesale. The company's headquarters is in Boca Raton, Florida. Since inception, planned operations have not commenced.

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  INCOME TAXES

                  Deferred income taxes are provided for differences between the basis of assets and liabilities for financial and income tax reporting. A valuation allowance is provided against deferred income tax assets in circumstances where management believes recoverability of a portion of the assets is not reasonably assured.

                  (LOSS) PER SHARE

                  (Loss) per share is computed by dividing net (loss) for the year by the weighted average number of shares outstanding.

                  STATEMENT OF CASH FLOWS

                  For purposes of this statement the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                  USE OF ESTIMATES

                  Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and

                            FINANCIAL VENTURES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  USE OF ESTIMATES (CONTINUED)

                  liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements.

NOTE 3.           INCOME TAXES

                  As of March 31, 2001, no deferred income taxes have been recorded due to the Company having no history of profitable operations. Significant components of the Company's net deferred income tax asset are as follows:

                           Start-up expenditures                    $ 1,200
                           Less: Valuation allowance                 (1,200)
                                                                    -------

                           Net deferred income tax asset            $    --
                                                                    =======


                  The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

                    Tax (benefit) at federal statutory rate           (15.00)%
                    State tax (benefit), net of federal
                     benefit                                           (3.63)
                    Valuation allowance                                18.63
                                                                      ------

                    Tax provision (benefit)                            00.00%
                                                                      ======

NOTE 4.           CAPITAL STOCK

                  The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of March 31, 2001 and 2000, 908,800 and 903,800 common shares were issued and outstanding, respectively.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

          (a) IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

          The director and the officers of the Company are as follows:

Name                               Age                   Position
----                               ---                   --------

Ledyard H. DeWees                  69               Sole Director
                                                    President and Secretary

          Ledyard H. DeWees has been the sole Director and the President and Secretary since the formation of the corporation on December 6, 1996. He would be considered as a Promoter of the Company.

          Ledyard H. DeWees is an attorney and a member of the Florida Bar (Bar #0019426). He has been a licensed attorney since November 6, 1959. He conducts his practice in Florida as an association, Ledyard H. DeWees, P.A., of which he is the sole stockholder.

          Ledyard H. DeWees is not a director in any reporting companies.

          (b) IDENTIFY SIGNIFICANT EMPLOYEES

          The Company has no employees at this time and does not intend to have employees in the foreseeable future.

          (c) FAMILY RELATIONSHIPS

          There are no family relationships in respect to the sole director and the officers.

          (d) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGG

          Not applicable.

ITEM 10. EXECUTIVE COMPENSATION

          (a) GENERAL

          Ledyard H. DeWees is President and Secretary of the Company. There are no other officers and there are no employees. Mr. DeWees has never received any compensation for services rendered to the Company and there are no plans for payment of compensation in the foreseeable future. Further, the director and officers are not accruing any compensation pursuant to any agreement with the Company, or otherwise. Finally, there are no plans or agreements to pay Mr. DeWees compensation under any other designation.

          (b) SUMMARY COMPENSATION TABLE

          Not applicable.

          (c) OPTION/SAR GRANTS TABLE

          Not applicable.

          (d) AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

          Not applicable.

          (e) LONG-TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE

          Not applicable.

          (f) COMPENSATION OF DIRECTORS

          There are no arrangements whatsoever pertaining to compensation for the sole director.

          (g) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

          Not applicable

          (h) REPORT ON REPRICING OF OPTIONS/SAR'S

          Not applicable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities.


                      Name and                                       Amount and
                      Address of                                     Nature of
                      Beneficial                                     Beneficial                Percent of
Title of Class        Owner                                          Owner                     Class
--------------        ----------                                     ----------                ----------
Common                Ledyard H. DeWees                              505,000                   55.56%
                      270 NW 3rd Court
                      Boca Raton, FL 33432

Common                W.L. Canning                                    75,100                    8.26%
                      1286 George Bush Blvd.
                      Delray Beach, FL 33483

Common                Arlyn DeWees                                    75,100                    8.26%
                      1286 George Bush Blvd.
                      Delray Beach, FL 33483

Common                June D. Edwards                                 75,000                    8.25%
                      1240 San Remo Avenue
                      Coral Gables, FL 33146

Common                Carolyn O'Brien                                 75,100                    8.26%
                      270 NW 3rd Court
                      Boca Raton, FL 33432

Common                James P. Smith                                  75,100                    8.26%
                      8 So. Cross Circle
                      Apt. #205
                      Boynton Beach, FL 33436


          Notes to security ownership:

          (1) Arlyn DeWees is a former spouse of Ledyard DeWees.

          (2) There is no legal relationship between Carolyn O'Brien and Ledyard DeWees.


          (b) SECURITY OWNERSHIP OF MANAGEMENT

          The table below lists the beneficial ownership of the sole director and the only officer(s) (serves as President and Secretary) of the Company.


                      Name and                                       Amount and
                      Address of                                     Nature of
                      Beneficial                                     Beneficial                Percent of
Title of Class        Owner                                          Owner                     Class
--------------        ----------                                     ----------                ----------
Common                Ledyard H. DeWees                              505,000                   55.56
                      270  NW 3rd Court
                      Boca Raton, FL 33432



          (c) CHANGES IN CONTROL

          There are no arrangements existing that may result in a change of control of this Company.

          The Company has no warrants, options, rights, conversion privileges, voting trusts, or similar obligations in effect as of the date of filing this registration statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

          (a) INDEX TO EXHIBITS

          Exhibit Number        Page Number           Description
          --------------        -----------           -----------

              2(i)                  E-1         Articles of Incorporation of
                                                Financial Ventures, Inc.

              2(iii)                E-5         Bylaws of Financial Ventures,
                                                Inc.

          (b) REPORTS ON FORM 8-K

          None

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FINANCIAL VENTURES, INC.
                                           (Registrant)


                                       By:  /s/ Ledyard H. DeWees
                                            ------------------------------------
                                            Ledyard H. DeWees, President

                                       Date:        May 5, 2001
                                              -----------------------