Form 10-Q
period 2001-06-30
FINANCIAL VENTURES INC
filed 2002-11-20
CIK 1031524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the period ended June 30, 2001

Commission file number 0-30107

FINANCIAL VENTURES INC. (Exact Name and Registrant as Specified in its Chapter)

Florida (State of Incorporation)	65-0740090 (IRS Employer Identification Number)

120 Adelaide Street West Suite 1214 Toronto, Ontario Canada (Address of Principal Executive Offices)	M5H 1T1 (Zip Code)

Registrant’s telephone number, including area code: 416-214-9735

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report:

Not Applicable

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days. Yes (x) No ( ).

As of June 30, 2001 there were 903,800 shares of Class A common stock, $.01 par value per share, outstanding.

FINANCIAL VENTURES, INC.
(A Development Stage Company)
BALANCE SHEET
JUNE 30, 2001
(Unaudited)

ASSETS

TOTAL ASSETS	$—

STOCKHOLDERS’ EQUITY (DEFICIT)

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, $.001 par value, 50,000,000 shares authorized, 908,800 shares issued and outstanding	$909
Additional paid-in capital	5,571
Deficit accumulated during the development stage	(6,480)

Total Stockholders’ Equity (Deficit)	—

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$—

Read accompanying Notes to Financial Statements.

FINANCIAL VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Period from
	June 30,		December 4, 1996
			(Inception) to
	2001	2000	June 30, 2001

REVENUES	$—	$—	$—
EXPENSES
General and administrative	—	—	6,480

NET (LOSS)	$—	$—	$(6,480)

(LOSS) PER SHARE	$—	$—

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	908,800	903,800

Read accompanying Notes to Financial Statements.

FINANCIAL VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Three Months Ended		Period from
	June 30,		December 4, 1996
			(Inception) to
	2001	2000	June 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$—	$—	$(6,480)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	6,280
Increase on amount due to stockholder	—	—	200

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	6,480

NET INCREASE (DECREASE) IN CASH	—	—	—
CASH — BEGINNING	—	—	—

CASH — ENDING	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Relassification of amount due to stockholder to additional paid-in capital	$—	$—	$200

Read accompanying Notes to Financial Statements.

FINANCIAL VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001

NOTE 1.	ORGANIZATION

Financial Ventures, Inc. was incorporated on December 4, 1996 under the laws of the State of Florida. The company is engaged in purchasing tropical fish for wholesale. The company’s headquarters is in Boca Raton, Florida. Since inception, planned operations have not commenced.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended March 31, 2001, included in the Company’s Form 10-KSB as filed with the SEC.

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
JUNE 30, 2001

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates (Continued)

liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements.

NOTE 3.	CAPITAL STOCK

The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of June 30, 2001, 908,800 common shares were issued and outstanding.

PART 2
OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submissions of Matters to a Vote of Security Holdings

     None

Item 5. Other Information

     None

2

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 20, 2002	FINANCIAL VENTURES INC

	By:	/s/ Mathew McNeally

President CEO

	By:	/s/ Ledyard DeWees

Secretary

3