Form 10-Q
period 2001-09-30
FINANCIAL VENTURES INC
filed 2002-11-20
CIK 1031524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the period ended September 30, 2001

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

FINANCIAL VENTURES, INC.
(A Development Stage Company)
BALANCE SHEET
SEPTEMBER 30, 2001
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

FINANCIAL VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended		Six Months Ended		Period from
	September 30,		September 30,		December 4, 1996
					(Inception) to
	2001	2000	2001	2000	September 30, 2001

REVENUES	$—	$—	$—	$—	$—

EXPENSES
General and administrative	—	5,000	—	5,000	6,480

NET (LOSS)	$—	$(5,000)	$—	$(5,000)	$(6,480)

(LOSS) PER SHARE	$—	$—	$—	$—

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	908,800	906,548	908,800	905,193

Read accompanying Notes to Financial Statements.

FINANCIAL VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended		Period from
	September 30,		December 4, 1996
			(Inception) to
	2001	2000	September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$—	$(5,000)	$(6,480)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	5,000	6,280
Increase on amount due to stockholder	—	—	200

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	5,000	6,480

NET INCREASE (DECREASE) IN CASH	—	—	—
CASH — BEGINNING	—	—	—

CASH — ENDING	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of amount due to stockholder to additional paid-in capital	$—	$—	$200

Read accompanying Notes to Financial Statements.

FINANCIAL VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

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
SEPTEMBER 30, 2001

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates (Continued)

liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements.

NOTE 3.	CAPITAL STOCK

The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of September 30, 2001 908,800 common shares were issued and outstanding, respectively.

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