Form 10-Q
period 2001-12-30
FINANCIAL VENTURES INC
filed 2003-01-21
CIK 1031524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the period ended December 30, 2001

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
Not Applicable

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days. Yes ☒ No ☐.

As of December 30, 2001 there were 903,800 shares of Class A common stock, $.01 par value per share, outstanding.

PART 2

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holdings

None

Item 5. Other Information

None

FINANCIAL VENTURES, INC.
(A Development Stage Company)
BALANCE SHEET
DECEMBER 31, 2001
(Unaudited)

ASSETS
TOTAL ASSETS	$—

STOCKHOLDERS’ EQUITY (DEFICIT)
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value, 50,000,000 shares authorized, 908,800 shares issued and outstanding	$909
Additional paid-in capital	9,317
Deficit accumulated during the development stage	(10,226)

Total Stockholders’ Equity (Deficit)	—

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$—

Read accompanying Notes to Financial Statements.

FINANCIAL VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
	Three Months Ended		Nine Months Ended		December 4, 1996
	December 31,		December 31,		(Inception) to
	2001	2000	2001	2000	December 31, 2001

REVENUES	$—	$—	$—	$—	$—
EXPENSES
General and administrative	3,746	—	3,746	5,000	10,226

NET (LOSS)	$(3,746)	$—	$(3,746)	$(5,000)	$(10,226)

(LOSS) PER SHARE	$—	$—	$—	$—

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	908,800	908,800	908,800	906,382

Read accompanying Notes to Financial Statements.

FINANCIAL VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
	Nine Months Ended		December 4, 1996
	December 31,		(Inception) to
	2001	2000	December 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,746)	$(5,000)	$(10,226)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	5,000	6,280
Increase in additional paid-in capital	3,746	—	3,746
Increase on amount due to stockholder	—	—	200

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	5,000	10,226

NET INCREASE (DECREASE) IN CASH	—	—	—
CASH — BEGINNING	—	—	—

CASH — ENDING	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of amount due to stockholder to additional paid-in capital	$—	$—	$200

Read accompanying Notes to Financial Statements.

FINANCIAL VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE 1. ORGANIZATION

Financial Ventures, Inc. was incorporated on December 4, 1996 under the laws of the State of Florida. The company is engaged in purchasing tropical fish for wholesale. The company’s headquarters is in Toronto, Canada.

The Company has no revenues to date. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company’s product development will be successfully completed or that it will be a commercial success. Further, the Company is dependent upon certain related parties to provide continued funding and capital resources.

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

FINANCIAL VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share

(Loss) per share is computed by dividing net (loss) for the year by the weighted average number of shares outstanding.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Accordingly, actual results could vary from the estimates that were assumed in preparing the financial statements.

NOTE 3. CAPITAL STOCK

The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of December 31, 2001 908,800 common shares were issued and outstanding.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 20, 2003	FINANCIAL VENTURES INC

	By:	Mathew McNeally

President CEO

	By:	John Forbes

Secretary