Form 10-K
period 2002-03-31
FINANCIAL VENTURES INC
filed 2003-01-21
CIK 1031524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the period ended March 31, 2002

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

As of March 31, 2002 there were 903,800 shares of Class A common stock, $.01 par value per share, outstanding.

PART 2

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submissions of Matters to a Vote of Security Holdings

None

Item 5. Other Information

None

FINANCIAL VENTURES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2002

FINANCIAL VENTURES, INC.
(A Development Stage Company)

CONTENTS

PAGE

Independent Auditor’s Report	F-1
Financial Statements:
Balance Sheet	F-2
Statements of Operations	F-3
Statement of Changes in Stockholders’ Equity	F-4
Statements of Cash Flows	F-5
Notes to Financial Statements	F-6 to F-8

Earl M. Cohen, C.P.A., P.A.
Certified Public Accountant
2505 N.W. Boca Raton Blvd. • Suite 202
Boca Raton, Florida 33421
Tel.: (561) 347-1608 Fax: (561) 471-9984

INDEPENDENT AUDITOR’S REPORT

To The Board of Directors
Financial Ventures, Inc.

We have audited the accompanying balance sheet of Financial Ventures, Inc. (a development stage company), as of March 31, 2002 and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended March 31, 2002 and 2001 and for the period from December 4, 1996 (inception) through March 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Financial Ventures, Inc. (a development stage company) as of March 31, 2002, and the results of its operations and its cash flows for the years ended March 31, 2002 and 2001 and for the period from December 4, 1996 (inception) through March 31, 2002 in conformity with accounting principles generally accepted in the United States.

December 7, 2002	/s/ Earl M. Cohen, CPA, PA
Boca Raton, Florida

MEMBER
American Institute of Certified Public Accountants
Florida Institute of Certified Public Accountants

FINANCIAL VENTURES, INC.
(A Development Stage Company)
BALANCE SHEET
MARCH 31, 2002

ASSETS
TOTAL ASSETS	$—
STOCKHOLDERS’ EQUITY (DEFICIT)
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value, 50,000,000 shares authorized, 908,800 shares issued and outstanding	$909
Additional paid-in capital	9,467
Deficit accumulated during the development stage	(10,376)

Total Stockholders’ Equity (Deficit)	—

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	$—

Read accompanying Notes to Financial Statements.

FINANCIAL VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2002 AND 2001
AND
PERIOD FROM DECEMBER 4, 1996 (INCEPTION) THROUGH MARCH 31, 2002

			December 4,
			1996
	Year Ended	Year Ended	(Inception)
	March 31,	March 31,	to March 31,
	2002	2001	2002

REVENUES	$—	$—	$—
EXPENSES
General and administrative	3,896	5,200	10,376

NET (LOSS)	$(3,896)	$(5,200)	$(10,376)

(LOSS) PER SHARE	$—	$—	$—

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	908,800	906,978

Read accompanying Notes to Financial Statements.

FINANCIAL VENTURES, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
PERIOD FROM DECEMBER 6, 1996 (INCEPTION) THROUGH MARCH 31, 2002

				Deficit
				Accumulated
	Common Stock		Additional	During the
	Number of	Par	Paid-in	Development
	Shares	Value	Capital	Stage	Total

January 17, 1997 - Common shares issued for cash	903,800	$904	$376	$—	$1,280
August 11, 2000 - Common shares issued for cash	5,000	5	4,995	—	5,000
Reclassification of amount due to stockholder to additional paid-in capital	—	—	200	—	200
Net (loss)	—	—	—	(6,480)	(6,480)

Balance — March 31, 2001	908,800	909	5,571	(6,480)	—
Expenses paid by stockholder recorded as additional paid-in capital	—	—	3,896	—	3,896
Net (loss)	—	—	—	(3,896)	(3,896)

Balance — March 31, 2002	908,800	$909	$9,467	$(10,376)	$—

Read accompanying Notes to Financial Statements.

FINANCIAL VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
YEARS ENDED MARCH 31, 2002 AND 2001
AND
PERIOD FROM DECEMBER 4, 1996 (INCEPTION) THROUGH MARCH 31, 2002

			December 4, 1996
	Year Ended	Year Ended	(Inception)
	March 31,	March 31,	to March 31,
	2002	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,896)	$(5,200)	$(10,376)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	5,000	6,280
Increase in additional paid-in capital	3,896	—	3,896
Increase in amount due to stockholder	—	200	200
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,896	5,200	10,376
NET INCREASE (DECREASE) IN CASH	—	—	—
CASH — BEGINNING	—	—	—
CASH — ENDING	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of amount due to stockholder to additional paid-in capital	$—	$200	$200

Read accompanying Notes to Financial Statements.

FINANCIAL VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2002

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

FINANCIAL VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2002

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3. INCOME TAXES

As of March 31, 2002 and 2001, no deferred income taxes has been recorded due to the Company having no history of profitable operations. Significant components of the Company’s net deferred income tax asset are as follows:

	2002	2001

Start-up expenditures	$1,900		$1,200
Less: Valuation allowance	(1,900)		(1,200)

Net deferred income tax asset	$—	$

During the year ended March 31, 2002, the valuation allowance increased by $700.

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) is as follows:

Tax (benefit) at federal statutory rate	(15.00)%
State tax (benefit), net of federal benefit	(3.63)
Valuation allowance	18.63

Tax provision (benefit)	00.00%

FINANCIAL VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2002

NOTE 4. CAPITAL STOCK

The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of March 31, 2002, 908,800 common shares were issued and outstanding.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 20, 2003	FINANCIAL VENTURES INC

	By:	Mathew McNeally

President CEO

	By:	John Forbes

Secretary