Form 10-Q
period 2002-06-30
FINANCIAL VENTURES INC
filed 2003-01-21
CIK 1031524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the period ended June 30, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days. Yes (x) No ( ).

As of June 30, 2002 there were 903,800 shares of Class A common stock, $.01 par value per share, outstanding.

PART 2
OTHER INFORMATION

Item 1.       Legal Proceedings

              None

Item 2.       Changes in Securities

              None

Item 3.       Defaults upon Senior Securities

              None

Item 4.       Submissions of Matters to a Vote of Security Holdings

              None

Item 5.       Other Information

              None

FINANCIAL VENTURES, INC.
(A Development Stage Company)
BALANCE SHEET
JUNE 30, 2002
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

FINANCIAL VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Period from
	Three Months Ended		December 4, 1996
	June 30,		(Inception) to
	2002	2001	June 30, 2002

REVENUES	$—	$—	$—
EXPENSES
General and administrative	—	—	10,376

NET (LOSS)	$—	$—	$(10,376)

(LOSS) PER SHARE	$—	$—

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	908,800	908,800

Read accompanying Notes to Financial Statements.

FINANCIAL VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
	Three Months Ended		December 4, 1996
	June 30,		(Inception) to
	2002	2001	June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$—	$—	$(10,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	6,280
Increase in additional paid-in capital	—	—	3,896
Increase on amount due to stockholder	—	—	200

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	10,376

NET INCREASE (DECREASE) IN CASH	—	—	—
CASH — BEGINNING	—	—	—

CASH — ENDING	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of amount due to stockholder to additional paid-in capital	$—	$—	$200

Read accompanying Notes to Financial Statements.

FINANCIAL VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002

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

Basis of Presentation

The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended March 31, 2002, included in the Company’s Form 10-KSB as filed with the SEC.

FINANCIAL VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002

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

The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of June 30, 2002, 908,800 common shares were issued and outstanding.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 20, 2003	FINANCIAL VENTURES INC.

	By:	Mathew McNeally President CEO

	By:	John Forbes Secretary