Form 10-Q
period 2002-09-30
FINANCIAL VENTURES INC
filed 2003-01-21
CIK 1031524

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the period ended September 30, 2002

Commission file number 0-30107

FINANCIAL VENTURES INC.

(Exact Name and Registrant as Specified in its Chapter)

Florida	65-0740090
(State of Incorporation)	(IRS Employer Identification Number)

120 Adelaide Street West
Suite 1214
Toronto, Ontario
Canada	M5H 1T1
(Address of Principal Executive Offices)	(Zip Code)

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

As of September 30, 2002 there were 903,800 shares of Class A common stock, $.01 par value per share, outstanding.

PART 2
OTHER INFORMATION

Item 1.       Legal Proceedings

     None

Item 2.       Changes in Securities

     None

Item 3.       Defaults upon Senior Securities

     None

Item 4.       Submissions of Matters to a Vote of Security Holdings

     None

Item 5.       Other Information

     None

FINANCIAL VENTURES, INC.
(A Development Stage Company)
BALANCE SHEET
SEPTEMBER 30, 2002
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

FINANCIAL VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
	Three Months Ended		Six Months Ended		December 4, 1996
	September 30,		September 30,		(Inception) to
	2002	2001	2002	2001	September 30, 2002

REVENUES	$—	$—	$—	$—	$—
EXPENSES
General and administrative	—	—	—	—	10,376

NET (LOSS)	$—	$—	$—	$—	$(10,376)

(LOSS) PER SHARE	$—	$—	$—	$—

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	908,800	908,800	908,800	908,800

Read accompanying Notes to Financial Statements.

FINANCIAL VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
	Six Months Ended		December 4, 1996
	September 30,		(Inception) to
	2002	2001	September 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$—	$—	$(10,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	6,280
Increase in additional paid-in capital	—	—	3,896
Increase on amount due to stockholder	—	—	200

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—	10,376

NET INCREASE (DECREASE) IN CASH	—	—	—
CASH – BEGINNING	—	—	—

CASH – ENDING	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of amount due to stockholder to additional paid-in capital	$—	$—	$200

Read accompanying Notes to Financial Statements.

FINANCIAL VENTURES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

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
SEPTEMBER 30, 2002

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

The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of September 30, 2002 908,800 common shares were issued and outstanding.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 20, 2003	FINANCIAL VENTURES INC

	By:	Mathew McNeally

President CEO

	By:	John Forbes

Secretary