Form 10QSB
period 2002-12-30
FINANCIAL VENTURES INC
filed 2003-02-13
CIK 1031524

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the period ended December 30, 2002

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

As of December 30, 2002 there were 903,800 shares of Class A common stock, $.01 par value per share, outstanding.

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

Dated: February 5, 2003	FINANCIAL VENTURES INC.

By: Mathew McNeally

President CEO

By: John Forbes

Secretary

FINANCIAL VENTURES, INC.
(A Development Stage Company)

BALANCE SHEET

DECEMBER 31, 2002
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

FINANCIAL VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended		Period from
	December 31,		December 31,		December 4, 1996
					(Inception) to
	2002	2001	2002	2001	December 31, 2002

REVENUES	$—	$—	$—	$—	$—
EXPENSES
General and administrative	—	3,746	—	3,746	10,376

NET (LOSS)	$—	$(3,746)	$—	$(3,746)	$(10,376)

(LOSS) PER SHARE	$—	$—	$—	$—

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	908,800	908,800	908,800	908,800

Read accompanying Notes to Financial Statements.

FINANCIAL VENTURES, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended		Period from
	December 31,		December 4, 1996
			(Inception) to
	2002	2001	December 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$—	$(3,746)	$(10,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	6,280
Increase in additional paid-in capital	—	3,746	3,896
Increase on amount due to stockholder	—	—	200

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	3,746	10,376

NET INCREASE (DECREASE) IN CASH	—	—	—
CASH — BEGINNING	—	—	—

CASH — ENDING	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of amount due to stockholder to additional paid-in capital	$—	$—	$200

Read accompanying Notes to Financial Statements.

FINANCIAL VENTURES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2002

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
DECEMBER 31, 2002

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

NOTE 3. CAPITAL STOCK

The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of December 31, 2002 908,800 common shares were issued and outstanding.