Form 10KSB
period 2003-03-31
FINANCIAL VENTURES INC
filed 2004-01-06
CIK 1031524

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-KSB

                                   (Mark one)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from ________ to ________

                        Commission file number: 000-31429


                             Financial Ventures, Inc.
---------------------------------------------------------------------
                   (Name of small business issuer in its charter)

             Florida                            65-0740090
   ---------------------------------    -------------------------------
  (State or other jurisdiction of     (IRS Employer Identification No.)
    incorporation or organization)

                           120 Adelaide Street West
                                  Suite 1214
                               Toronto, Ontario
                                    Canada
---------------------------------------------------------------------
                   (Address of principal executive offices)

                                    M5H 1T1
---------------------------------------------------------------------
                                  (Zip Code)

Registrant's telephone number, including area code: 416-214-9735

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.001 par value per share
           --------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  []   No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the year ended March 31, 2003 were $0.

As of September 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the price of $.001 per share at which the common equity was sold to non-affiliates) was $909.

The number of shares of the registrant's common stock, par value
$0.001 per share, outstanding as of November 10, 2003 was 909,000.

Transitional Small Business Disclosure Format (check one): Yes []; No [X]

PART I.

Item 1.  DESCRIPTION OF THE BUSINESS

	Financial Ventures, Inc. ( the "Company") was incorporated on December 4, 1996 under the laws of the State of Florida.

        At its inception, the Company adopted a Business Plan with the objective of entering into a joint venture for the purpose of initially entering into a pilot program for the capture and sale of exotic saltwater aquarium-type fish to wholesalers.

        The information received by the Company indicated that economic conditions were not favorable to proceed with the Business Plan at that time. As a consequence, the Company has not yet commenced active business operations although it remains a corporation in good standing under Florida law.

        The Company has been inactive subsequently and has no employees as of the date of this filing.


Item 2.  DESCRIPTION OF PROPERTIES

	The Company has no real properties or leasehold interests at this time. The Company is not currently engaged in any real estate activities.

        The Company's principal place of business is located at 120 Adelaide Street West Suite 1214, Toronto, Ontario, Canada on a rent-free basis pursuant to an oral agreement. It is anticipated that this arrangement will be suitable for the needs of the Company for the foreseeable future.


Item 3.  LEGAL PROCEEDINGS

        There is no litigation of any type whatsoever pending or threatened by or against the Company, its officers and/or its director.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.




PART II.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

	There is currently no public trading market for our Common
Stock.

	As of September 30, 2003 there were approximately 39 holders of record of Common Stock inclusive of those brokerage firms and/or clearing houses holding the Company's Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

        The Company has never paid a dividend on its common stock. It is the Company's present policy to retain all earnings to provide funds for the future growth of the Company.

Recent Sales Of Unregistered Securities

	The Company has not sold any securities within the past three years that were not registered under the Securities Act.


Item 6.  MANAGEMENT'S PLAN OF OPERATION

	The Company has no revenues to date. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities.

	At the present time the Company has no specific consequential cash requirements because it is inactive. The Company has no employees and does not plan to hire any employees. The Company intends to use independent contractors for any work that needs to be completed. The Company is dependent upon certain related parties to provide continued funding and capital resources.

        Special Note Regarding Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 (the
"Reform Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words "believe", "expect", "intend", "estimate", "anticipate", "will", and similar expressions identify statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections.

	All statements addressing operating performance, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results (in particular, statements under Part II, Item
6, Management's Discussion and Analysis of Financial Condition and Results of Operations), contain forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based upon management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. In addition, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

	By their nature, all forward-looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited: competitive prices pressures at both the wholesale and retail levels, changes in market demand, changing interest rates, adverse weather conditions that reduce sales at distributors, the risk of assembly and manufacturing plant shutdowns due to storms or other factors, the impact of marketing and cost-management programs, and general economic, financial and business conditions.


Item 7.  FINANCIAL STATEMENTS

    	The Financial Statements are included with this report commencing on page F-1.


Item 8.  CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	Not applicable.

Item 8A.  CONTROLS AND PROCEDURES

	The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.


PART III.

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Our directors, executive officers and key employees are as follows:


Name               Age    Position                 Director Since

Matthew McNeally   40     Chief Executive Officer       2000

John Forbes        38     Chief Financial Officer       2001


Matthew McNeally has served as our Chief Executive Officer since 2000 and has also served as the Managing Director of Anglo Offshore Inc. since 1995 Anglo Offshore Inc. is a boutique merchant bank located in Toronto, Nassau and London, England. It is involved in fund management, venture capital and mergers and acquisitions. Mr. McNeally also concurrently serves as the Chief Executive Officer of Capital Group One, Inc., where he has served since 2000.

John Ford has served as our Chief Financial Officer since 2001 and has also served as a Private Management Consultant for Ford and Associations since 1982 Ford and Associations consults for public companies in the areas of mergers and acquisitions and fund raising.




Directors' Remuneration

Our directors are presently not compensated for serving on the board of directors.

Executive Compensation

Employment Agreements

We have not entered into any employment agreements.



Section 16(a) Beneficial Ownership Reporting Compliance

     	The Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common
Stock that, during fiscal year 2003, failed to file on a timely basis reports required by Section 16(a) of the Securities
Exchange Act of 1934.


Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

	The following table sets forth the total compensation paid to or accrued for the fiscal years ended March 31, 2003, 2002 and 2001 to our Chief Executive Officer. As no employees have ever received a salary from the company we have not included any other officers in the table.


Annual Compensation


Name and                                              Other       Restricted     Securities                     All
Principal Position     Fiscal                         Annual         Stock       Underlying      LTIP          Other
                       Year    Salary     Bonus     Compensation     Awards      Options        Payouts    Compensations
------------------     ----    ------     -----     ------------  ----------     -----------    -------    -------------

Matthew McNeally, CEO   2003    0          0         0             0              0              0           0

                        2002    0          0         0             0              0              0           0

                        2001    0          0         0             0              0              0           0


Stock Option Grants in the past fiscal year

        We have not issued any grants of stock options in the past fiscal year.


Employment Agreements

        We have not entered into any employment agreements.




Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our common stock as of the date of this report, by (i) those shareholders known to be the beneficial owners of more than five percent of the voting power of our outstanding capital stock, (ii) each director, and (iii) all executive officers and directors as a group:



Name and Address of                  Number of            Percent
Beneficial Owner                     Shares Owned         Owned

Barwick Holdings
P.O. Box N-1965
Nassau Bahamas                       505,000              55.2


Carolyn C. O'Brien                   75,000               8.29
1085 SW Tamarind Way
Boca Raton, FL  33486

James P. Smith                       75,000               8.29
8 Southern Cross Circle
#205
Boynton Beach, FL  33436

W.L. Canning                         75,000               8.29
1286 George Bush Blvd.
Delray Beach, FL  33483

Arlyn DeWees                         75,000               8.29
1266 George Bush Blvd.
Delray Beach, FL  33483

June D. Edwards                      75,000               8.29
1240 San Remo Ave.
Coral Gables, FL  33483


Matthew McNeally                     0                    0
C/O Capital Group One, Inc.
120 Adelaide Street West
Suite 1214
Toronto, Ontario
Canada


James Steward                        0                     0
C/O Capital Group One, Inc.
120 Adelaide Street West
Suite 1214
Toronto, Ontario
Canada


All Directors and Officers           0                      0
as a Group (2 Persons)







Item 12. CERTAIN TRANSACTIONS

        None

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

	None

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 4, 2003.

					FINANCIAL VENTURES, INC.

	By:	/s/ Matthew McNeally
             -------------------------
		Matthew McNeally
		Chief Executive Officer


	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on December 4, 2003.

By:	/s/ Matthew McNeally		Chief Executive Officer
    -------------------------
	Matthew McNeally


By:     /s/ John Forbes                 Chief Financial Officer
    -------------------------
	John Forbes