Form 10QSB
period 2003-06-30
FINANCIAL VENTURES INC
filed 2004-01-06
CIK 1031524

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

                                  (Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003


                                          or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to __________


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

The number of shares of the registrant's common stock, par value
$0.001 per share, outstanding as of December 4, 2003 was 908,800.

Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

Part 1   Financial Information

Item 1.  Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K

Part I.  Financial Information


Item 1.  Financial Statements

Item 2.  Management's Plan of Operations

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


Item 3.  Controls and Procedures

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

Part II - Other Information.

Items 1-5.

     There are no reportable events for Item 1 through Item 5.


Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

     None.

(b)   Reports on Form 8-K

     None

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 4, 2003.

               FINANCIAL VENTURES, INC.

	By:	/s/ Matthew McNeally
           ----------------------------
		Matthew McNeally
		Chief Executive Officer


	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on December 4, 2003.

By:	/s/ Matthew McNeally		Chief Executive Officer
     ------------------------
	Matthew McNeally


By:     /s/ John Forbes                 Chief Financial Officer
     ------------------------
	John Forbes