Form 10QSB
period 2003-09-30
FINANCIAL VENTURES INC
filed 2004-02-26
CIK 1031524

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

                                  (Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003


                                          or

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

The number of shares of the registrant's common stock, par value
$0.001 per share, outstanding as of February 17, 2004 was 908,800.

Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

Part 1   Financial Information

Item 1.  Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K

Part I.  Financial Information


Item 1.  Financial Statements

                     FINANCIAL VENTURES, INC.
                  (A Development Stage Company)
                     CONDENSED BALANCE SHEET
                        SEPTEMBER 30, 2003
                           (Unaudited)

                              ASSETS


     TOTAL ASSETS                                   $  -
                                                    =========
                STOCKHOLDERS' EQUITY (DEFICIT)

     STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, $.001 par value, 50,000,000
       shares authorized, 908,800 shares
       issued and outstanding                           909
      Additional paid-in capital                     20,967
      Deficit accumulated during the development
       stage                                        (21,876)
                                                   ==========
          Total Stockholders' Equity (Deficit)         -
                                                   ----------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           $  -
                                                   ==========


   Read accompanying Notes to Financial Statements.

                                 FINANCIAL VENTURES, INC.
                              (A Development Stage Company)
                           CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                                                                                      Period From
                                                                                                       December 4,
                                                                                                         1996
                                              Three Months Ended            Six Months Ended          (Inception)
                                                September 30,                 September 30,          to September 30,
                                             2003             2002        2003           2002            2003
                                           --------         --------    --------       --------       ------------

REVENUES                                   $   -            $  -         $   -          $   -          $   -
EXPENSES
 General and administrative                  1,650             -           4,150            -           (21,876)
                                           --------         --------    --------        -------        ---------
NET (LOSS)                                 $(1,650)         $  -         $(4,150)       $  (150)       $(21,876)
                                           ========         ========    ========        =======        =========
(LOSS) PER SHARE                           $   -            $  -         $   -          $   -
                                           ========         ========    ========        =======
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                908,800          908,800      908,800         908,800
                                          =========        =========    =========       =========





                        Read accompanying Notes to Financial Statements.

                                   FINANCIAL VENTURES, INC.
                                (A Development Stage Company)
                              CONDENSED STATEMENTS OF CASH FLOWS
                                       (Unaudited)


                                                                              Period From
                                                                               December 4,
                                                                                 1996
                                                   Six Months Ended           (Inception)
                                                    September 30,            to September 30,
                                                 2003             2002            2003
                                                -------          -------     --------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                    $(4,150)           $  -          $(21,876)
                                                --------           --------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock           -                  -             6,280
  Increase in additional paid-in capital         4,150                -            15,396
  Increase in amount due to stockholder            -                  -               200
                                                --------           --------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES        4,150                -            21,876
                                                --------           --------      ---------
NET INCREASE (DECREASE) IN CASH                    -                  -              -
CASH - BEGINNING                                   -                  -              -
                                                --------           --------      ---------
CASH - ENDING                                   $  -               $  -          $   -
                                                ========           ========      =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
 Reclassification of amount due to
  stockholder to additional paid-in capital     $  -               $  -          $    200
                                                ========           ========      =========



           Read accompanying Notes to Financial Statements.

                       FINANCIAL VENTURES, INC.
                    (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2003

NOTE 1.   ORGANIZATION
          ------------

          Financial Ventures, Inc. was incorporated on December 4, 1996 under the laws of the State of Florida. The Company is engaged in purchasing tropical sih for wholesale.
          The Company's headquarters is in Toronto, Ontario, Canada.

          The Company has no revenues to date. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's product development will be successfully completed or that it will be a commercial success. Further, the Company is dependent upon certain related parties to provide continued funding and capital resources.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

          Basis of Presentation
          ---------------------

          The accompanying condensed financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended March 31, 2003, included in the Company's Form 10-KSB as filed with the SEC.

                       FINANCIAL VENTURES, INC.
                    (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2003

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
          ------------------------------------------------------

          (Loss) Per Share
          ----------------

          (Loss) per share is computed by dividing net (loss) for the year by the weighted average number of shares outstanding.

          Use of Estimates
          ----------------

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

NOTE 3.   CAPITAL STOCK
          -------------

          The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of September 30, 2003 908,800 common shares were issued and outstanding.

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


Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

     None.

(b)   Reports on Form 8-K

     None

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2004.

               FINANCIAL VENTURES, INC.

	By:	/s/ Matthew McNeally
           ----------------------------
		Matthew McNeally
		Chief Executive Officer


	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 17, 2004.

By:	/s/ Matthew McNeally		Chief Executive Officer
     ------------------------
	Matthew McNeally


By:     /s/ John Forbes                 Chief Financial Officer
     ------------------------
	John Forbes