Form 10QSB
period 2003-12-31
FINANCIAL VENTURES INC
filed 2004-02-26
CIK 1031524

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

                                  (Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003


                                          or

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

Part I.  Financial Information


Item 1.  Financial Statements

                     FINANCIAL VENTURES, INC.
                  (A Development Stage Company)
                       CONDENSED BALANCE SHEET
                         DECEMBER 31, 2003
                           (Unaudited)

                              ASSETS


     TOTAL ASSETS                                   $  -
                                                    =========
                STOCKHOLDERS' EQUITY (DEFICIT)

     STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, $.001 par value, 50,000,000
       shares authorized, 908,800 shares
       issued and outstanding                           909
      Additional paid-in capital                     22,967
      Deficit accumulated during the development
       stage                                        (23,876)
                                                   ==========
          Total Stockholders' Equity (Deficit)         -
                                                   ----------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           $  -
                                                   ==========


   Read accompanying Notes to Financial Statements.

                                 FINANCIAL VENTURES, INC.
                              (A Development Stage Company)
                            CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                                                                                      Period From
                                                                                                       December 4,
                                                                                                         1996
                                              Three Months Ended           Nine Months Ended          (Inception)
                                                 December 31,                  December 31,          to December 31,
                                             2003             2002        2003           2002            2003
                                           --------         --------    --------       --------       ------------

REVENUES                                   $   -            $  -         $   -          $   -          $   -
EXPENSES
 General and administrative                  2,000             -           6,150            -           (23,876)
                                           --------         --------    --------        -------        ---------
NET (LOSS)                                 $(2,000)         $  -         $(6,150)       $   -          $(23,876)
                                           ========         ========    ========        =======        =========
(LOSS) PER SHARE                           $   -            $  -         $   -          $   -
                                           ========         ========    ========        =======
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                908,800          908,800      908,800         908,800
                                          =========        =========    =========       =========





                        Read accompanying Notes to Financial Statements.

                                   FINANCIAL VENTURES, INC.
                                (A Development Stage Company)
                              CONDENSED STATEMENTS OF CASH FLOWS
                                       (Unaudited)


                                                                              Period From
                                                                               December 4,
                                                                                 1996
                                                  Nine Months Ended           (Inception)
                                                     December 31,            to December 31,
                                                 2003             2002            2003
                                                -------          -------     --------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                    $(6,150)           $  -          $(23,876)
                                                --------           --------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock           -                  -             6,280
  Increase in additional paid-in capital         6,150                -            17,396
  Increase in amount due to stockholder            -                  -               200
                                                --------           --------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES        6,150                -            23,876
                                                --------           --------      ---------
NET INCREASE (DECREASE) IN CASH                    -                  -              -
CASH - BEGINNING                                   -                  -              -
                                                --------           --------      ---------
CASH - ENDING                                   $  -               $  -          $   -
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
                                                ========           ========      =========



           Read accompanying Notes to Financial Statements.

                       FINANCIAL VENTURES, INC.
                    (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 2003

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

                       FINANCIAL VENTURES, INC.
                    (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 2003

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

NOTE 3.   CAPITAL STOCK
          -------------

          The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of December 31, 2003 908,800 common shares were issued and outstanding.

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