Form 10KSB
period 2004-03-31
FINANCIAL VENTURES INC
filed 2004-06-30
CIK 1031524

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-KSB

                                   (Mark one)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  [X]   No []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the year ended March 31, 2004 were $0.

As of June 8, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the price of $.001 per share at which the common equity was sold to non-affiliates) was $909.

The number of shares of the registrant's common stock, par value
$0.001 per share, outstanding as of June 8, 2004 was 908,800.

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

        As of June 8, 2004 there were approximately 39 holders of record of Common Stock inclusive of those brokerage firms and/or clearing houses holding the Company's Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

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

        As of the end of period covered by this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.


PART III.

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Our directors, executive officers and key employees are as follows:


Name               Age    Position                 Director Since

Matthew McNeally   41     Chief Executive Officer       2000

John Forbes        39     Chief Financial Officer       2001


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


Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

	The following table sets forth the total compensation paid to or accrued for the fiscal years ended March 31, 2004, 2003 and 2002 to our Chief Executive Officer. As no employees have ever received a salary from the company we have not included any other officers in the table.


Annual Compensation


Name and                                              Other       Restricted     Securities                     All
Principal Position     Fiscal                         Annual         Stock       Underlying      LTIP          Other
                       Year    Salary     Bonus     Compensation     Awards      Options        Payouts    Compensations
------------------     ----    ------     -----     ------------  ----------     -----------    -------    -------------

Matthew McNeally, CEO   2004    0          0         0             0              0              0           0

                        2003    0          0         0             0              0              0           0

                        2002    0          0         0             0              0              0           0


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







Item 12. CERTAIN TRANSACTIONS

        None

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

	None

Item 14.  Principal Accountant Fees and Services.


     The Company paid audit fees to its independent certified public accountant, Earl M. Cohen C.P.A., P.A. in the amount of $2,500 and $3,000 for the years ended March 31, 2004 and 2003 respectively. Tax and other professional fees paid to the independent certified public accountant for these years were not significant.

                     FINANCIAL VENTURES, INC.
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

                          MARCH 31, 2004

                     FINANCIAL VENTURES, INC.
                  (A Development Stage Company)

                             CONTENTS
                             --------

                                                   PAGE
                                                   ----

Independent Auditor's Report                        F-1

Financial Statements

 Balance Sheet                                      F-2

 Statement of Operations                            F-3

 Statement of Changes in Stockholders' Equity       F-4

 Statement of Cash Flows                            F-5

 Notes to Financial Statements                  F-6 to F-8

                         INDEPENDENT AUDITOR'S REPORT



To The Board of Directors
Financial Ventures, Inc.

We have audited the accompanying balance sheet of Financial Ventures, Inc. (a development stage company), as of March 31, 2004 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended March 31, 2004 and 2003 and for the period from December 4, 1996 (inception) through March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Financial Ventures, Inc. (a development stage company) as of March 31, 2004, and the results of its operations and its cash flows for the years ended March 31, 2004 and 2003 and for the period from December 4, 1996 (inception) through March 31, 2004 in conformity with accounting principles generally accepted in the United States.


/s/ Earl M. Cohen, C.P.A., P.A.
-------------------------------
May 12, 2004
Boca Raton, Florida

                     FINANCIAL VENTURES, INC.
                  (A Development Stage Company)
                          BALANCE SHEET
                          MARCH 31, 2004



                              ASSETS
                              ------

CURRENT ASSETS
 Prepaid expenses                                     $  1,200
                                                      =========



                    STOCKHOLDERS' EQUITY (DEFICIT)
                    ------------------------------


STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock, $.001 par value, 50,000,000
  shares authorized, 908,800 shares issued
  and outstanding                                     $    909
 Additional paid-in capital                             26,117
 Deficit accumulated during the development
  stage                                                (25,826)
                                                      ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                  $  1,200
                                                      =========

        Read accompanying Notes to Financial Statements.

                                FINANCIAL VENTURES, INC.
                              (A Development Stage Company)
                                STATEMENTS OF OPERATIONS
                           YEARS ENDED MARCH 31, 2004 AND 2003
                                           AND
             PERIOD FROM DECEMBER 4, 1996 (INCEPTION) THROUGH MARCH 31, 2004


                                                                             December 4,
                                          Year Ended      Year Ended        (Inception)
                                           March 31,       March 31,        to March 31,
                                             2004            2003               2004
                                          ----------      ----------        ------------

REVENUES                                   $  -            $  -               $   -

EXPENSES
 General and administrative                  8,100           7,350              25,826
                                           --------        --------           ---------
NET (LOSS)                                 $(8,100)        $(7,350)           $(25,826)
                                           ========        ========           =========
(LOSS) PER SHARE                           $  -            $  -
                                           ========        ========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                               908,800         908,800
                                           =======         =======


                     Read accompanying Notes to Financial Statements.

                                 FINANCIAL VENTURES, INC.
                               (A Development Stage Company)
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             PERIOD FROM DECEMBER 6, 1996 (INCEPTION) THROUGH MARCH 31, 2004




                                                                            Deficit
                                   Common Stock         Additional        Accumulated
                                Number of    Par          Paid-in     During the Development
                                Shares       Value        Capital           Stage               Total
                               ----------    ------     ----------    ----------------------    -----
January 17, 1997 - Common
 shares issued for cash          903,800       $904       $   376      $   -                     $ 1,280

August 11, 2000 - Common
 shares issued for cash            5,000          5         4,995          -                       5,000

Reclassification of amount due
 to stockholder to additional
 paid-in capital                     -          -             200          -                         200

Net (loss)                           -          -             -         (6,480)                   (6,480)
                                 -------       ----       -------      --------                   -------
Balance - March 31, 2001         908,800        909         5,571       (6,480)                      -


Increase in additional paid-in
 capital                             -          -           3,896          -                       3,896

Net (loss)                           -          -             -         (3,896)                   (3,896)
                                 -------       ----       -------      --------                   -------

Balance - March 31, 2002         908,800        909         9,467      (10,376)                      -

Increase in additional paid-in
 capital                             -          -           7,350          -                       7,350

Net (loss)                           -          -             -         (7,350)                   (7,350)
                                 -------       ----       -------      --------                   -------

Balance - March 31, 2003         908,800       $909       $16,817     $(17,726)                   $  -

Increase in additional paid-in
 capital                             -          -           9,300          -                       9,300

 Net (loss)                          -          -             -         (8,100)                   (8,100)

Balance - March 31, 2004         908,800       $909       $26,117     $(25,826)                  $(1,200)
                                 =======       ====       =======     =========                   =======

                    Read accompanying Notes to Financial Statements.

                                FINANCIAL VENTURES, INC.
                              (A Development Stage Company)
                                STATEMENTS OF CASH FLOWS
                           YEARS ENDED MARCH 31, 2004 AND 2003
                                           AND
             PERIOD FROM DECEMBER 4, 1996 (INCEPTION) THROUGH MARCH 31, 2004




                                                                                    December 4,
                                                                                       1996
                                                Year Ended       Year Ended        (Inception)
                                                March 31,         March 31,        to March 31,
                                                  2004              2003               2003
                                                ----------       ----------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                     $ (8,100)        $ (7,350)         $(25,826)
  Adjustments to reconcile net (loss)
   to net cash (used in) operating
   activities:
    (Increase) in prepaid expenses                 (1,200)             -              (1,200)
                                                ----------       ----------        ------------
NET CASH (USED IN) OPERATING ACTIVITIES            (9,300)             -             (27,026)
                                                ----------       ----------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock              -                -               6,280
  Increase in additional paid-in capital            9,300            7,350            20,546
  Increase in amount due to stockholder               -                -                 200
                                                ----------       ----------        ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES         9,300            7,350            27,026
                                                ----------       ----------        ------------

NET INCREASE (DECREASE) IN CASH                       -                    -                  -
CASH - BEGINNING                                      -                    -                  -
CASH - ENDING                                      $  -                 $  -              $   -

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
 Reclassification of amount due to
   stockholder to additional paid-in
   capital                                           $  -             $   -



         Read accompanying Notes to Financial Statements.
                               F-5

                    FINANCIAL VENTURES, INC.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 2004

NOTE 1.   ORGANIZATION

          Financial Ventures, Inc. was incorporated on December 4, 1996 under the laws of the State of Florida. The company is engaged in purchasing tropical fish for wholesale but is currently inactive. The company's headquarters is in Toronto, Canada.

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

                    FINANCIAL VENTURES, INC.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2004

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3.   INCOME TAXES


          As of March 31, 2004 and 2003, no deferred income taxes has been recorded due to the Company having no history of profitable operations. Significant components of the Company's net deferred income tax asset are as follows:

                                                2004      2003
                                               -------   -------
               Start-up expenditures           $4,800    $3,300
               Less: Valuation allowance       (4,800)   (3,300)
                                               -------   -------
               Net deferred income tax asset   $ -       $ -
                                               =======   =======

          During the year ended March 31, 2004, the valuation allowance increased by $1,500.

                    FINANCIAL VENTURES, INC.
                 (A Development Stage Company)
                 NOTES TO FINANCIAL STATEMENTS
                          MARCH 31, 2004

NOTE 3.   INCOME TAXES (CONTINUED)


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
                                                       ======

NOTE 4.   CAPITAL STOCK


          The Company has authorized 50,000,000 common shares with a par value of $.001 per share. As of March 31, 2004, 908,800 common shares were issued and outstanding.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 29, 2004.

             FINANCIAL VENTURES, INC.

	By:	/s/ Matthew McNeally
             -------------------------
		Matthew McNeally
		Chief Executive Officer


	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on June 29, 2004.

By:	/s/ Matthew McNeally		Chief Executive Officer
    -------------------------
	Matthew McNeally


By:     /s/ John Forbes                 Chief Financial Officer
    -------------------------
	John Forbes