Form 10QSB
period 2004-06-30
FINANCIAL VENTURES INC
filed 2007-08-27
CIK 1031524

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

                                  (Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004


                                          or

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


Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [ ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The number of shares of the registrant's common stock, par value
$0.001 per share, outstanding as of July 31, 2007 was 908,800.

Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

Part 1   Financial Information

Item 1.  Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis or Plan of Operations

Item 3.  Controls and Procedures

Part II  Other Information


Item 1.  Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits


Signatures

Part I.  Financial Information


Item 1.  Financial Statements










                           FINANCIAL VENTURES, INC.
                        (A DEVELOPMENT STAGE COMPANY)



                                   CONTENTS


PAGE   1    CONDENSED BALANCE SHEET AS OF JUNE 30, 2004 (UNAUDITED)


PAGE   2    CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE
            MONTHS ENDED JUNE 30, 2004 AND 2003 AND FOR THE
            PERIOD FROM DECEMBER 4, 1996 (INCEPTION) TO JUNE 30,
            2004 (UNAUDITED)


PAGES  3    CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS'
            DEFICIENCY FOR THE PERIOD FROM DECEMBER 4, 1996
            (INCEPTION) TO JUNE 30, 2004 (UNAUDITED)


PAGE   4    CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE
            MONTHS ENDED JUNE 30, 2004 AND 2003 AND FOR THE
            PERIOD FROM DECEMBER 4, 1996 (INCEPTION) TO JUNE 30,
            2004 (UNAUDITED)


PAGES 5-8   NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                     FINANCIAL VENTURES, INC.
                  (A Development Stage Company)
                       CONDENSED BALANCE SHEET
                          JUNE 30, 2004
                           (Unaudited)

                              ASSETS


     TOTAL ASSETS                                   $  -
                                                    =========

                LIABILITIES AND STOCKHOLDERS' DEFICIENCY

     CURRENT LIABILITIES
       Accounts Payable                             $ 4,200
                                                    ---------

     STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock, $0.001 par value, 50,000,000
       shares authorized, 908,800 shares
       issued and outstanding                           909
      Additional paid-in capital                     26,177
      Deficit accumulated during the development
       stage                                        (31,226)
                                                   ==========
          Total Stockholders' Equity (Deficit)         -
                                                   ----------
     TOTAL STOCKHOLDERS' DEFICIENCY                  (4,200)
                                                   ----------

     TOTAL LIABILITIES AND STOCKHOLDERS DEFICIENCY $   -
                                                   ==========

                 Read accompanying Notes to Condensed Financial Statements.

                                 FINANCIAL VENTURES, INC.
                              (A Development Stage Company)
                            CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                                                        Period From
                                                                        December 4,
                                                                           1996
                                              Three Months Ended        (Inception)
                                                   June 30,              June 30,
                                             2004             2003         2004
                                           --------         --------    --------


OPERATING EXPENSES
 Professional fees                           5,200             -           5,200
 General and administrative                    200             -          26,026
                                           --------         --------    --------
TOTAL OPERATING EXPENSES                     5,400             -          31,226
                                           ========         ========    ========

LOSS FROM OPERATIONS                        (5,400)            -          (31,226)

PROVISION FOR INCOME TAXES                     -               -             -

NET LOSS                                   $(5,400)            -         $(31,226)

NET LOSS PER SHARE - BASIC AND DILUTED     $ (0.01)         $  -         $  (0.03)
                                           ========         ========    =========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                908,800          908,800      906,407
                                          =========        =========    =========





                 Read accompanying Notes to Condensed Financial Statements.

                                 FINANCIAL VENTURES, INC.
                               (A Development Stage Company)
                       STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
             PERIOD FROM DECEMBER 6, 1996 (INCEPTION) THROUGH JUNE 30, 2004




                                         Common Stock                            Deficit
                                       $.001 Par Value        Additional        Accumulated                            Total
                                       ---------------         Paid-in     During the Development    Subscription   Stockholder's
                                      Shares       Amount      Capital           Stage                Receivable       Equity
                                     ----------    ------     ----------    ----------------------   ------------   -------------

Balance December 6, 1996 (Inception)      -         $ -        $ -           $ -                       $ -           $ -

Common shares issued for cash          903,800      $904       $   376         -                         -             1,280
                                     ------------------------------------------------------------------------------------------
Balance December 31, 1997              903,800      $904       $   376         -                         -             1,280
                                     ==========================================================================================

Common shares issued for cash            5,000         5         4,995         -                                       5,000

Common Shares issued in exchange
 for note receivable                      -          -             200         -                                         200

Net loss                                  -          -             -         (6,480)                                  (6,480)
                                     ------------------------------------------------------------------------------------------
Balance, March 31, 2001                908,800       909         5,571       (6,480)                     -


In-kind contribution                      -          -           3,896          -                        -            3,896

Net loss, 2002                            -          -             -         (3,896)                     -           (3,896)
                                     ------------------------------------------------------------------------------------------

Balance, March 31, 2002                908,800       909         9,467      (10,376)                     -             -

In-kind contribution                      -          -           7,350          -                        -            7,350

Net loss, 2003                            -          -             -         (7,350)                     -           (7,350)
                                     ------------------------------------------------------------------------------------------

Balance, March 31, 2003                908,800       909        16,817      (17,726)                     -             -

In-kind contribution                      -          -           9,300          -                        -            9,300

Net loss, 2004                            -          -             -         (8,100)                     -           (8,100)
                                     ------------------------------------------------------------------------------------------

Balance, March 31, 2004                908,800       909        26,117      (25,826)                     -            1,200

Net loss for the period
 ended June 30, 2004                      -          -             -         (5,400)                     -           (5,400)
                                     ------------------------------------------------------------------------------------------

Balance, June 30, 2004                 908,800       909        26,117      (31,226)                     -           (4,200)
                                     ==========================================================================================


                     Read accompanying Notes to Financial Statements.

                                   FINANCIAL VENTURES, INC.
                                (A Development Stage Company)
                              CONDENSED STATEMENTS OF CASH FLOWS
                                       (Unaudited)


                                                                                   Period From
                                                                                     December 4,
                                                                                       1996
                                                       Three Months Ended           (Inception)
                                                             June 30,              to June 30,
                                                       2004             2003            2004
                                                      -------          -------     --------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                          $(5,400)           $  -          $(31,226)
   Adjustments to reconcile net loss to net
   cash used in operations
    In-Kind contribution                                 -                  -            20,546
   Changes in operating assets and liabilities
    Decrease in prepaid expenses                        1,200
    Increase in accounts payable                        4,200               -             4,200
                                                      --------           --------      ---------
NET CASH PROVICED BY (USED IN) OPERATING ACTIVITIES      -                  -            (6,480)
                                                      --------           --------      ---------
                                                                                           -
CASH FLOWS FROM INVESTING ACTIVITIES                     -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                 -                  -             6,280
  Proceeds from stockholder loan                                                            200
                                                      --------           --------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                -                  -             6,480
                                                      --------           --------      ---------
NET INCREASE (DECREASE) IN CASH                          -                  -              -

CASH AT BEGINNING  OF PERIOD/YEAR                        -                  -              -
                                                      --------           --------      ---------
CASH AT END OF PERIOD/YEAR                            $  -               $  -          $   -
                                                      ========           ========      =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

  Cash paid for interest                              $  -               $  -          $   -
                                                      ========           ========      =========
  Cash paid for taxes                                 $  -               $  -          $   -
                                                      ========           ========      =========

SUPPLEMENTAL DISCLOSURE OF CASH INVESTING
 AND FINANCING ACTIVITIES:
 Reclassification of amount due to
  stockholder to additional paid-in capital           $  -               $  -          $    200
                                                      ========           ========      =========



                 Read accompanying Notes to Condensed Financial Statements.

FINANCIAL VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2004
(UNAUDITED)



NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

Activities during the development stage include developing the business plan and raising capital.

(B) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings per Share." As of June 30, 2004 and 2003, and for the period from December 4, 1996 (inception) to June 30, 2004, respectively, there were no common share equivalents outstanding.

FINANCIAL VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2004
(UNAUDITED)




(E) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Recent Accounting Pronouncements

In February 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments" which amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that it is a derivative financial instrument. The Company will adopt SFAS No. 155 on January 1, 2007 and does not expect it to have a material effect on financial position, results of operations, or cash flows.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, ("FIN 48") "Accounting for uncertainty in income taxes - an interpretation of SFAS No. 109." This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in FASB No. 109, "Accounting for income taxes." FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"),
"Fair Value Measurements." SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.

FINANCIAL VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2004
(UNAUDITED)






Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on their financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158 ("SFAS 158"), Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS 158 requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. The Company does not expect the adoption of SFAS 158 to have a material impact on their financial position, results of operations or cash flows.

NOTE 2	STOCKHOLDERS' EQUITY

(A) Common Stock Issued for Cash

On January 17, 1997, the Company issued 903,800 shares of common stock to its founders for cash of $1,280 ($0.001 per share).

On August 11, 2000, the Company issued 5,000 shares of common stock for cash of $5,000 ($0.001 per share).

(C) In-Kind Contribution

During 2002, 2003, and 2004 the stockholder of the Company paid
$3,896, $7,350 and $9,300, respectively, of operating expenses on behalf of the Company (See Note 3).

NOTE 3	RELATED PARTY TRANSACTIONS

A stockholder of the Company paid $20,546 of expenses on behalf of the Company from inception (See Note 2).

NOTE 4	GOING CONCERN

As reflected in the accompanying unaudited financial statements, the Company is in the development stage with no operations. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Liquidity and Capital Resources

As of the date of this report, the Company has virtually no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company. In the event such efforts are unsuccessful, contingent plans have been arranged to provide for a shareholder to fund required future filings under the 1934 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue as a going concern.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. As reflected in the accompanying financial statements, we are in the development stage with limited operations. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Plan of Operation

During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. Because the Company has limited funds, it may be necessary for the officers, directors or a willing shareholder to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds.

As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Critical Accounting Policies

The Company's financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on its financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In February 2006 the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments" which amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that it is a derivative financial instrument. The Company will adopt SFAS No. 155 on January 1, 2007 and does not expect it to have a material effect on financial position, results of operations, or cash flows.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, ("FIN 48") "Accounting for uncertainty in income taxes - an interpretation of SFAS No. 109." This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in FASB No. 109, "Accounting for income taxes." FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"),
"Fair Value Measurements." SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.

Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on their financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158 ("SFAS 158"), Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS 158 requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. The Company does not expect the adoption of SFAS 158 to have a material impact on their financial position, results of operations or cash flows.

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

During the 90 day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

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

All statements addressing operating performance, events, or developments that the Company expects or anticipates will occur in the future, including statements relating to sales growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results (in particular, statements under Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations), contain forward-looking statements within the meaning of the Reform Act. The forward-looking statements are and will be based upon management's then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. In addition, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

By their nature, all forward-looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited: competitive price pressures at both the wholesale and retail levels, changes in market demand, changing interest rates, adverse weather conditions that reduce sales at distributors, the risk of assembly and manufacturing plant shutdowns due to storms or other factors, the impact of marketing and cost-management programs, and general economic, financial and business conditions.

Part II - Other Information.

Item 1.  Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None


Item 6.  Exhibits

(31.1) Certification of Chief Executive Officer pursuant to
       Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section
       302 of the Sarbanes-Oxley act of 2002.

(31.2) Certification of Chief Financial Officer pursuant to
       Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section
       302 of the Sarbanes-Oxley act of 2002.

(32.1) Certification of Chief Executive Officer pursuant to 18 U.S.C.
       Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2) Certification of Chief Financial Officer pursuant to 18 U.S.C.
       Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 23, 2007.

               FINANCIAL VENTURES, INC.

	By:	/s/ Matthew McNeally
           ----------------------------
		Matthew McNeally
		Chief Executive Officer


	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on August 23, 2007.

By:	/s/ Matthew McNeally		Chief Executive Officer
     ------------------------
	Matthew McNeally


By:     /s/ V. Terence Franzke          Chief Financial Officer
     ------------------------
        V. Terence Franzke