Form 10QSB
period 2004-09-30
FINANCIAL VENTURES INC
filed 2007-08-27
CIK 1031524

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

                                  (Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004


                                          or

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


Item 1.  Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits


Signatures

Part I.  Financial Information


Item 1.  Financial Statements










                           FINANCIAL VENTURES, INC.
                        (A DEVELOPMENT STAGE COMPANY)



                                   CONTENTS


PAGE   1    CONDENSED BALANCE SHEET AS OF SEPTEMBER 30, 2004 (UNAUDITED)


PAGE   2    CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX
            MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 AND FOR THE
            PERIOD FROM DECEMBER 4, 1996 (INCEPTION) TO SEPTEMBER 30,
            2004 (UNAUDITED)


PAGES  3    CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS'
            EQUITY FOR THE PERIOD FROM DECEMBER 4, 1996
            (INCEPTION) TO SEPTEMBER 30, 2004 (UNAUDITED)


PAGE   4    CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX
            MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 AND FOR THE
            PERIOD FROM DECEMBER 4, 1996 (INCEPTION) TO SEPTEMBER 30,
            2004 (UNAUDITED)


PAGES 5-8   NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                     FINANCIAL VENTURES, INC.
                  (A Development Stage Company)
                       CONDENSED BALANCE SHEET
                        SEPTEMBER 30, 2004
                           (Unaudited)

                              ASSETS


     TOTAL ASSETS                                   $  -
                                                    =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

     STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value, 50,000,000
       shares authorized, 908,800 shares
       issued and outstanding                           909
      Additional paid-in capital                     30,317
      Deficit accumulated during the development
       stage                                        (31,226)
                                                   ==========
     TOTAL STOCKHOLDERS EQUITY                         -
                                                   ----------

     TOTAL LIABILITIES AND STOCKHOLDERS EQUITY     $   -
                                                   ==========

                 Read accompanying Notes to Condensed Financial Statements.

                                 FINANCIAL VENTURES, INC.
                              (A Development Stage Company)
                            CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                                                                                      Period From
                                                                                                       December 4,
                                                                                                         1996
                                              Three Months Ended            Six Months Ended          (Inception)
                                                September 30,                 September 30,          to September 30,
                                             2004             2003        2004           2003            2004
                                           --------         --------    --------       --------       ------------

OPERATING EXPENSES
 Professional fees                             -                -           5,200            -             5,200
 General and administrative                    -              1,650           200          4,150          26,026
                                           --------         --------     --------        -------        ---------
TOTAL OPERATING EXPENSES                       -              1,650         5,400          4,150          31,226
                                           --------         --------     --------        -------        ---------

LOSS FROM OPERATIONS                           -             (1,650)       (5,400)        (4,150)        (31,226)

PROVISION FOR INCOME TAXES                     -               -                                            -

NET LOSS                                   $   -            $(1,650)     $ (5,400)       $(4,150)       $(31,226)
                                           ========         ========     ========        =======        =========
NET LOSS PER SHARE - BASIC AND DILUTED     $   -            $ (0.00)     $  (0.01)       $ (0.01)          (0.03)
                                           ========         ========     ========        =======        =========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING DURING THE PERIOD -
 BASIC AND DILUTED                          908,800         908,800       908,800        908,800         906,486
                                           =========        =========    =========       =======        =========






                 Read accompanying Notes to Condensed Financial Statements.

                                 FINANCIAL VENTURES, INC.
                               (A Development Stage Company)
                       STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
             PERIOD FROM DECEMBER 6, 1996 (INCEPTION) THROUGH SEPTEMBER 30, 2004




                                         Common Stock                            Deficit
                                       $.001 Par Value        Additional        Accumulated                            Total
                                       ---------------         Paid-in     During the Development    Subscription   Stockholder's
                                      Shares       Amount      Capital           Stage                Receivable       Equity
                                     ----------    ------     ----------    ----------------------   ------------   -------------

Balance December 6, 1996 (Inception)      -         $ -        $ -           $ -                       $ -           $ -

Common shares issued for cash          903,800      $904       $   376         -                         -             1,280
                                     ------------------------------------------------------------------------------------------
Balance December 31, 1997              903,800      $904       $   376         -                         -             1,280
                                     ==========================================================================================

Common shares issued for cash            5,000         5         4,995         -                                       5,000

Common Shares issued in exchange
 for note receivable                      -          -             200         -                                         200

Net loss                                  -          -             -         (6,480)                                  (6,480)
                                     ------------------------------------------------------------------------------------------
Balance, March 31, 2001                908,800       909         5,571       (6,480)                     -


In-kind contribution                      -          -           3,896          -                        -            3,896

Net loss, 2002                            -          -             -         (3,896)                     -           (3,896)
                                     ------------------------------------------------------------------------------------------

Balance, March 31, 2002                908,800       909         9,467      (10,376)                     -             -

In-kind contribution                      -          -           7,350          -                        -            7,350

Net loss, 2003                            -          -             -         (7,350)                     -           (7,350)
                                     ------------------------------------------------------------------------------------------

Balance, March 31, 2003                908,800       909        16,817      (17,726)                     -             -

In-kind contribution                      -          -           9,300          -                        -            9,300

Net loss, 2004                            -          -             -         (8,100)                     -           (8,100)
                                     ------------------------------------------------------------------------------------------

Balance, March 31, 2004                908,800       909        26,117      (25,826)                     -            1,200

In-kind contribution                      -          -           4.200          -                        -            4,200

Net loss for the period
 ended September 30, 2004                 -          -             -         (5,400)                     -           (5,400)
                                     ------------------------------------------------------------------------------------------

Balance, September 30, 2004            908,800       909       $30,317      (31,226)                     -           $ -
                                     ==========================================================================================


                     Read accompanying Notes to Financial Statements.

                                   FINANCIAL VENTURES, INC.
                                (A Development Stage Company)
                              CONDENSED STATEMENTS OF CASH FLOWS
                                       (Unaudited)


                                                                                   Period From
                                                                                     December 4,
                                                                                       1996
                                                         Six Months Ended           (Inception)
                                                           September 30,          to September 30,
                                                       2004             2003            2004
                                                      -------          -------     --------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                          $(5,400)           $  -          $(31,226)
   Adjustments to reconcile net loss to net
   cash used in operations
    In-Kind contribution                                4,200               -            24,746
   Changes in operating assets and liabilities
    Decrease in prepaid expenses                        1,200
                                                      --------           --------      ---------
NET CASH PROVICED BY (USED IN) OPERATING ACTIVITIES      -                  -            (6,480)
                                                      --------           --------      ---------
                                                                                           -
CASH FLOWS FROM INVESTING ACTIVITIES                     -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stockholder loan                                                            200
  Proceeds from issuance of common stock                 -                  -             6,280
                                                      --------           --------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                -                  -             6,480
                                                      --------           --------      ---------
NET INCREASE (DECREASE) IN CASH                          -                  -              -

CASH AT BEGINNING  OF PERIOD/YEAR                        -                  -              -
                                                      --------           --------      ---------
CASH AT END OF PERIOD/YEAR                            $  -               $  -          $   -
                                                      ========           ========      =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

  Cash paid for interest                              $  -               $  -          $   -
                                                      ========           ========      =========
  Cash paid for taxes                                 $  -               $  -          $   -
                                                      ========           ========      =========

SUPPLEMENTAL DISCLOSURE OF CASH INVESTING
 AND FINANCING ACTIVITIES:
 Reclassification of amount due to
  stockholder to Additional Paid In Capital           $  -               $  -          $    200
                                                      ========           ========      =========



                 Read accompanying Notes to Condensed Financial Statements.

FINANCIAL VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004
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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings per Share." As of September 30, 2004 and 2003, and for the period from December 4, 1996 (inception) to September 30, 2004, respectively, there were no common share equivalents outstanding.

FINANCIAL VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004
(UNAUDITED)




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

FINANCIAL VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2004
(UNAUDITED)






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

(C) In-Kind Contribution

During 2002, 2003, and 2004 the stockholder of the Company paid
$3,896, $7,350 and $13,500, respectively, of operating expenses on behalf of the Company (See Note 3).

NOTE 3	RELATED PARTY TRANSACTIONS

A stockholder of the Company paid $24,746 of expenses on behalf of the Company from inception (See Note 2).

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