Form 10QSB
period 2004-12-31
FINANCIAL VENTURES INC
filed 2007-08-27
CIK 1031524

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB

                                  (Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004


                                          or

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


Item 1.  Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits


Signatures

Part I.  Financial Information


Item 1.  Financial Statements










                           FINANCIAL VENTURES, INC.
                        (A DEVELOPMENT STAGE COMPANY)



                                   CONTENTS


PAGE   1    CONDENSED BALANCE SHEET AS OF DECEMBER 31, 2004 (UNAUDITED)


PAGE   2    CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE
            MONTHS ENDED DECEMBER 31, 2004 AND 2003 AND FOR THE
            PERIOD FROM DECEMBER 4, 1996 (INCEPTION) TO DECEMBER 31,
            2004 (UNAUDITED)


PAGES  3    CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS'
            EQUITY FOR THE PERIOD FROM DECEMBER 4, 1996
            (INCEPTION) TO DECEMBER 31, 2004 (UNAUDITED)


PAGE   4    CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE
            MONTHS ENDED DECEMBER 31, 2004 AND 2003 AND FOR THE
            PERIOD FROM DECEMBER 4, 1996 (INCEPTION) TO DECEMBER 31,
            2004 (UNAUDITED)


PAGES 5-8   NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                     FINANCIAL VENTURES, INC.
                  (A Development Stage Company)
                       CONDENSED BALANCE SHEET
                         DECEMBER 31, 2004
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
                                                   ==========

                 Read accompanying Notes to Condensed Financial Statements.

                                 FINANCIAL VENTURES, INC.
                              (A Development Stage Company)
                            CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                                                                                      Period From
                                                                                                       December 4,
                                                                                                         1996
                                              Three Months Ended           Nine Months Ended          (Inception)
                                                 December 31,                  December 31,         to December 31,
                                             2004             2003        2004           2003            2004
                                           --------         --------    --------       --------       ------------

OPERATING EXPENSES
 Professional fees                             -                -           5,200            -             5,200
 General and administrative                    -              2,000           200          6,150          26,026
                                           --------         --------     --------        -------        ---------
TOTAL OPERATING EXPENSES                       -              2,000         5,400          6,150          31,226
                                           --------         --------     --------        -------        ---------

LOSS FROM OPERATIONS                           -             (2,000)       (5,400)        (6,150)        (31,226)

PROVISION FOR INCOME TAXES                     -               -                                            -

NET LOSS                                   $   -            $(2,000)     $ (5,400)       $(6,150)       $(31,226)
                                           ========         ========     ========        =======        =========
NET LOSS PER SHARE - BASIC AND DILUTED     $   -            $ (0.00)     $  (0.01)       $ (0.01)          (0.03)
                                           ========         ========     ========        =======        =========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING DURING THE PERIOD -
 BASIC AND DILUTED                          908,800         908,800       908,800        908,800         906,559
                                           =========        =========    =========       =======        =========






                 Read accompanying Notes to Condensed Financial Statements.

                                 FINANCIAL VENTURES, INC.
                               (A Development Stage Company)
                       STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
             PERIOD FROM DECEMBER 6, 1996 (INCEPTION) THROUGH DECEMBER 31, 2004




                                         Common Stock                            Deficit
                                       $.001 Par Value        Additional        Accumulated                            Total
                                       ---------------         Paid-in     During the Development    Subscription   Stockholder's
                                      Shares       Amount      Capital           Stage                Receivable       Equity
                                     ----------    ------     ----------    ----------------------   ------------   -------------

Balance December 6, 1996 (Inception)      -         $ -        $ -           $ -                       $ -           $ -

Common shares issued for cash          903,800      $904       $   376         -                         -             1,280
                                     ------------------------------------------------------------------------------------------
Balance December 31, 1997              903,800      $904       $   376         -                         -             1,280
                                     ==========================================================================================

Common shares issued for cash            5,000         5         4,995         -                                       5,000

Common Shares issued in exchange
 for note receivable                      -          -             200         -                                         200

Net loss                                  -          -             -         (6,480)                                  (6,480)
                                     ------------------------------------------------------------------------------------------
Balance, March 31, 2001                908,800       909         5,571       (6,480)                     -


In-kind contribution                      -          -           3,896          -                        -            3,896

Net loss, 2002                            -          -             -         (3,896)                     -           (3,896)
                                     ------------------------------------------------------------------------------------------

Balance, March 31, 2002                908,800       909         9,467      (10,376)                     -             -

In-kind contribution                      -          -           7,350          -                        -            7,350

Net loss, 2003                            -          -             -         (7,350)                     -           (7,350)
                                     ------------------------------------------------------------------------------------------

Balance, March 31, 2003                908,800       909        16,817      (17,726)                     -             -

In-kind contribution                      -          -           9,300          -                        -            9,300

Net loss, 2004                            -          -             -         (8,100)                     -           (8,100)
                                     ------------------------------------------------------------------------------------------

Balance, March 31, 2004                908,800       909        26,117      (25,826)                     -            1,200

In-kind contribution                      -          -           4.200          -                        -            4,200

Net loss for the period
 ended December 31, 2004                  -          -             -         (5,400)                     -           (5,400)
                                     ------------------------------------------------------------------------------------------

Balance, December 31, 2004             908,800       909       $30,317      (31,226)                     -           $ -
                                     ==========================================================================================


                     Read accompanying Notes to Financial Statements.






                                   FINANCIAL VENTURES, INC.
                                (A Development Stage Company)
                              CONDENSED STATEMENTS OF CASH FLOWS
                                       (Unaudited)


                                                                                   Period From
                                                                                     December 4,
                                                                                       1996
                                                        Nine Months Ended           (Inception)
                                                           December 31,          to December 31,
                                                       2004             2003            2004
                                                      -------          -------     --------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                          $(5,400)           $  -          $(31,226)
   Adjustments to reconcile net loss to net
   cash used in operations
    In-Kind contribution                                4,200               -            24,746
   Changes in operating assets and liabilities
    Decrease in prepaid expenses                        1,200                              -
                                                      --------           --------      ---------
NET CASH PROVICED BY (USED IN) OPERATING ACTIVITIES      -                  -            (6,480)
                                                      --------           --------      ---------
                                                                                           -
CASH FLOWS FROM INVESTING ACTIVITIES                     -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stockholder loan                                                            200
  Proceeds from issuance of common stock                 -                  -             6,280
                                                      --------           --------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                -                  -             6,480
                                                      --------           --------      ---------
NET INCREASE (DECREASE) IN CASH                          -                  -              -

CASH AT BEGINNING  OF PERIOD/YEAR                        -                  -              -
                                                      --------           --------      ---------
CASH AT END OF PERIOD/YEAR                            $  -               $  -          $   -
                                                      ========           ========      =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

  Cash paid for interest                              $  -               $  -          $   -
                                                      ========           ========      =========
  Cash paid for taxes                                 $  -               $  -          $   -
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
                                                      ========           ========      =========



                 Read accompanying Notes to Condensed Financial Statements.

FINANCIAL VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004
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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings per Share." As of December 31, 2004 and 2003, and for the period from December 4, 1996 (inception) to December 31, 2004, respectively, there were no common share equivalents outstanding.

FINANCIAL VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004
(UNAUDITED)


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

FINANCIAL VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004
(UNAUDITED)

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