Form 10KSB
period 2005-03-31
FINANCIAL VENTURES INC
filed 2007-08-27
CIK 1031524

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-KSB

                                   (Mark one)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by checkmark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
Yes [X]  No [ ]

The Company's revenues for the year ended March 31, 2005 were $0.

As of August 8, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the price of $.001 per share at which the common equity was sold to non-affiliates) was $909.

The number of shares of the registrant's common stock, par value
$0.001 per share, outstanding as of the date of this filing was 908,800.

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

        As of the date of filing this report there were approximately 39 holders of record of Common Stock inclusive of those brokerage firms and/or clearing houses holding the Company's Common Stock in street name for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

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

Item 8B.  OTHER INFORMATION
None.



PART III.

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Our directors, executive officers and key employees are as follows:


Name               Age    Position                 Director Since

Matthew McNeally   42     Chief Executive Officer       2000

V. Terence Franzke 58     Chief Financial Officer       2004


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

V. Terence Franzke has served as our Chief Financial Officer since 2004.

Since 1986, Mr. Franzke has served as the President of Delray Capital Corporation. Delray Capital Corporation specializes in arranging debt and equity funding by way of private placements, through limited partnerships and by taking companies public through reverse take overs. It also advises in structuring plans desiged to obtain government assistance. He also serves as the CFO and a Director of Capital Group One, Inc.


Directors' Remuneration

Our directors are presently not compensated for serving on the board of directors.

Executive Compensation

Employment Agreements

We have not entered into any employment agreements.

Audit Committee

The audit committee of our board of directors is comprised of one director, V. Terence Franzke. In addition, our board of directors has determined that Mr. Franzke, as defined by the SEC rules, is both independent and an audit committee financial expert. Mr. Franzke has extensive experience reading, analyzing, and preparing GAAP financial statements and SEC reports and filings.

Code Of Ethics and Standards of Conduct

The Company has adopted a code of business conduct and ethics applicable to the Company's directors, officers (including the Company's principal executive officer, principal financial officer and principal accounting officer), and employees, known as the Code of Ethics and Standards of Conduct.

Section 16(a) Beneficial Ownership Reporting Compliance

     	The Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common
Stock that, during fiscal year 2003, failed to file on a timely basis reports required by Section 16(a) of the Securities
Exchange Act of 1934.


Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

	The following table sets forth the total compensation paid to or accrued for the fiscal years ended March 31, 2005, 2004 and 2003 to our Chief Executive Officer. As no employees have ever received a salary from the company we have not included any other officers in the table.


Annual Compensation


Name and                                              Other       Restricted     Securities                     All
Principal Position     Fiscal                         Annual         Stock       Underlying      LTIP          Other
                       Year    Salary     Bonus     Compensation     Awards      Options        Payouts    Compensations
------------------     ----    ------     -----     ------------  ----------     -----------    -------    -------------

Matthew McNeally, CEO   2005    0          0         0             0              0              0           0

                        2004    0          0         0             0              0              0           0

                        2003    0          0         0             0              0              0           0


Stock Option Grants in the past fiscal year

        We have not issued any grants of stock options in the past fiscal year.


Employment Agreements

        We have not entered into any employment agreements.




Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our common stock as of the date of this report, by (i) those shareholders known to be the beneficial owners of more than five percent of the voting power of our outstanding capital stock, (ii) each director, and (iii) all executive officers and directors as a group:



Name and Address of                  Number of            Percent
Beneficial Owner                     Shares Owned         Owned

Ledyard H. Dewees
1266 George Bush Blvd.
Delray Beach, FL  33483              505,000              55.2


Carolyn C. O'Brien                   75,000               8.29
1085 SW Tamarind Way
Boca Raton, FL  33486

James P. Smith                       75,000               8.29
8 Southern Cross Circle
#205
Boynton Beach, FL  33436

W.L. Canning                         75,000               8.29
1286 George Bush Blvd.
Delray Beach, FL  33483

Arlyn DeWees                         75,000               8.29
1266 George Bush Blvd.
Delray Beach, FL  33483

June D. Edwards                      75,000               8.29
1240 San Remo Ave.
Coral Gables, FL  33483


Matthew McNeally                     0                    0
C/O Financial Ventures, Inc.
120 Adelaide Street West
Suite 1214
Toronto, Ontario
Canada


V. Terence Franzke                   0                     0
C/O Financial Ventures, Inc.
120 Adelaide Street West
Suite 1214
Toronto, Ontario
Canada


All Directors and Officers           0                      0
as a Group (2 Persons)


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None

Item 13. EXHIBITS

	None

                           FINANCIAL VENTURES, INC.
                        (A DEVELOPMENT STAGE COMPANY)



                                   CONTENTS




PAGE    F1-F2     REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

PAGE    F3        BALANCE SHEET AS OF MARCH 31, 2005

PAGE    F4        STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                  MARCH 31, 2005 AND 2004 AND FOR THE PERIOD FROM
                  DECEMBER 4, 1996 (INCEPTION) TO MARCH 31, 2005

PAGE    F5        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR
                  THE PERIOD FROM DECEMBER 4, 1996 (INCEPTION) TO
                  MARCH 31, 2005

PAGE    F6        STATEMENTS OF CASH FLOWS FOR YEARS ENDED MARCH
                  31, 2005 AND 2004 AND FOR THE PERIOD FROM DECEMBER 4,
                  1996 (INCEPTION) TO MARCH 31, 2005

PAGES F7 - F9     NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of:
Financial Ventures, Inc.



We have audited the accompanying balance of sheet Financial Ventures, Inc. (a development stage company), as of March 31, 2005 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. The financial statements of Financial Ventures, Inc. for the period December 4, 1996 (Inception) to March 31, 2004 were audited by other auditors whose reported dated May 12, 2004 included a paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Financial Ventures Inc. as of March 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of Americana.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, The Company is in the development stages with no operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

/s/ WEBB & COMPANY, P.A.

Boynton Beach, Florida
July 3, 2007

                          Earl M. Cohen, C.P.A., P.A.
                        -------------------------------
                          Certified Public Accountant
                     2505 N.W. Boca Raton Blvd. * Suite 202
                           Boca Raton, Florida 33431
                    Tel.: (561) 347-1608 Fax: (561) 417-9984



                        INDEPENDENT AUDITOR'S REPORT



To The Board of Directors
Financial Ventures, Inc.

We have audited the accompanying balance sheet of Financial Ventures, Inc. (a development stage company), as of March 31, 2004 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended and for the period from December 4, 1996 (inception) through March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Financial Ventures, Inc. (a development stage company) as of March 31, 2004, and the results of its operations and its cash flows for the year then ended and for the period from December 4, 1996 (inception) through March 31, 2004 in conformity with accounting principles generally accepted in the United States.



/S/ Earl M. Cohen, C.P.A., P.A.

May 12, 2004
Boca Raton, Florida

                     FINANCIAL VENTURES, INC.
                  (A Development Stage Company)
                           BALANCE SHEET
                           MARCH 31, 2005


                              ASSETS


     CURRENT ASSETS
       Prepaid Expense                              $ 2,500
                                                    ---------
     TOTAL ASSETS                                   $ 2,500
                                                    =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

     STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value, 50,000,000
       shares authorized, 908,800 shares
       issued and outstanding                           909
      Additional paid-in capital                     32,817
      Deficit accumulated during the development
       stage                                        (31,226)
                                                   ==========
     TOTAL STOCKHOLDERS EQUITY                        2,500
                                                   ----------

     TOTAL LIABILITIES AND STOCKHOLDERS EQUITY     $  2,500
                                                   ==========

                 Read accompanying Notes to Financial Statements.

                                 FINANCIAL VENTURES, INC.
                              (A Development Stage Company)
                                 STATEMENTS OF OPERATIONS




                                                                        For the
                                                                        Period From
                                                                        December 4,
                                                                          1996
                                              For the Year Ended        (Inception)
                                                    March 31,          to March 31,
                                             2005             2004       2005
                                           --------         --------    --------

OPERATING EXPENSES
 Professional fees                            5,200            -            5,200
 General and administrative                     200           8,100        26,026
                                           --------         --------     --------
TOTAL OPERATING EXPENSES                      5,400           8,100        31,226
                                           --------         --------     --------

LOSS FROM OPERATIONS                         (5,400)         (8,100)      (31,226)

PROVISION FOR INCOME TAXES                     -               -             -

NET LOSS                                   $ (5,400)        $(8,100)     $(31,226)
                                           ========         ========     ========
NET LOSS PER SHARE - BASIC AND DILUTED     $  (0.01)        $ (0.01)
                                           ========         ========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING DURING THE PERIOD -
 BASIC AND DILUTED                          908,800         908,800
                                           =========        =========






                 Read accompanying Notes to Financial Statements.

                                 FINANCIAL VENTURES, INC.
                               (A Development Stage Company)
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             PERIOD FROM DECEMBER 6, 1996 (INCEPTION) THROUGH MARCH 31, 2005




                                         Common Stock                            Deficit
                                       $.001 Par Value        Additional        Accumulated             Total
                                       ---------------         Paid-in     During the Development     Stockholder's
                                      Shares       Amount      Capital           Stage                 Equity
                                     ----------    ------     ----------    ----------------------   ------------

Balance December 6, 1996 (Inception)      -         $ -        $ -           $ -                       $ -

Common shares issued for cash          903,800       904        376            -                        1,280


Common shares issued for cash            5,000         5         4,995         -                        5,000

Common Shares issued in exchange
 for note receivable                      -          -             200         -                          200

Net loss, 2001                            -          -             -         (6,480)                   (6,480)
                                     ----------------------------------------------------------------------------
Balance, March 31, 2001                908,800       909         5,571       (6,480)                     -


In-kind contribution                      -          -           3,896          -                       3,896

Net loss, 2002                            -          -             -         (3,896)                   (3,896)
                                     ----------------------------------------------------------------------------

Balance, March 31, 2002                908,800       909         9,467      (10,376)                     -

In-kind contribution                      -          -           7,350          -                       7,350

Net loss, 2003                            -          -             -         (7,350)                   (7,350)
                                     ----------------------------------------------------------------------------

Balance, March 31, 2003                908,800       909        16,817      (17,726)                     -

In-kind contribution                      -          -           9,300          -                       9,300

Net loss, 2004                            -          -             -         (8,100)                   (8,100)
                                     ----------------------------------------------------------------------------

Balance, March 31, 2004                908,800       909        26,117      (25,826)                    1,200

In-kind contribution                      -          -           6,700          -                       6,700

Net loss, 2005                            -          -             -         (5,400)                   (5,400)
                                     ----------------------------------------------------------------------------

Balance, March 31, 2005                908,800       909       $32,817      (31,226)                  $ 2,500
                                     ============================================================================


                     Read accompanying Notes to Financial Statements.






                                   FINANCIAL VENTURES, INC.
                                (A Development Stage Company)
                              CONDENSED STATEMENTS OF CASH FLOWS
                                       (Unaudited)


                                                                                    Period From
                                                                                     December 4,
                                                                                       1996
                                                        For the Year Ended           (Inception)
                                                             March 31,              to March 31,
                                                       2005             2004            2005
                                                      -------          -------     --------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                          $(5,400)           $(8,100)      $(31,226)
   Adjustments to reconcile net loss to net
   cash used in operations
    In-Kind contribution                                6,700              9,300         27,246
   Changes in operating assets and liabilities
    Increase in prepaid expenses                       (1,300)            (1,200)        (2,500)
                                                      --------           --------      ---------
NET CASH USED IN OPERATING ACTIVITIES                    -                  -            (6,480)
                                                      --------           --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES                     -                   -             -


CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from stockholder loan                         -                  -               200
  Proceeds from isuance of common stock                  -                  -             6,280
                                                      --------           --------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                -                  -             6,480
                                                      --------           --------      ---------

NET INCREASE (DECREASE) IN CASH                          -                  -              -

CASH AT BEGINNING OF PERIOD/YEAR                         -                  -              -
                                                      --------           --------      ---------

CASH AT END OF PERIOD/YEAR                            $  -               $  -          $   -
                                                      ========           ========      =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

  Cash paid for interest                              $  -               $  -          $   -
                                                      ========           ========      =========
  Cash paid for taxes                                 $  -               $  -          $   -
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
                                                      ========           ========      =========



                 Read accompanying Notes to Financial Statements.

FINANCIAL VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
AS OF MARCH 31, 2005
NOTES TO FINANCIAL STATEMENTS




NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Financial Ventures, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Florida on December 4, 1996. The Company is engaged in purchasing tropical fish for wholesale but is currently inactive. The Company's headquarters is in Toronto, Canada.

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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings per Share." As of March 31, 2005 and 2004, there were no common share equivalents outstanding.

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

FINANCIAL VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
AS OF MARCH 31, 2005
NOTES TO FINANCIAL STATEMENTS


liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of March 31, 2005, the Company has a net operating loss carryforward of approximately $31,226 available to offset future taxable income through 2025. The valuation allowance at March 31, 2005 was approximately $5,800. The net change in the valuation allowance for the year ended March 31, 2005 was an increase of approximately $1,000.

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

FINANCIAL VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
AS OF MARCH 31, 2005
NOTES TO FINANCIAL STATEMENTS





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

On August 11, 2000, the Company issued 5,000 shares of common stock for cash of $5,000 ($1.00 per share).

(C) In-Kind Contribution

During 2002, 2003, 2004 and 2005 the stockholder of the Company paid $3,896, $7,350, $9,300, and $6,700 respectively, of operating expenses on behalf of the Company (See Note 3).

NOTE 3	RELATED PARTY TRANSACTIONS

A stockholder of the Company paid $27,246 of expenses on behalf of the Company from inception (See Note 2).

NOTE 4	GOING CONCERN

As reflected in the accompanying audited financial statements, the Company is in the development stage with no operations. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

By:	/s/ Matthew McNeally		Chief Executive Officer
    -------------------------
	Matthew McNeally


By:     /s/ V. Terence Franzke          Chief Financial Officer
    -------------------------
        V. Terence Franzke