Form 10KSB
period 2006-03-31
FINANCIAL VENTURES INC
filed 2007-08-27
CIK 1031524

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-KSB

                                   (Mark one)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

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

The Company's revenues for the year ended March 31, 2006 were $0.

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

Item 8B.  OTHER INFORMATION
None.



PART III.

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Our directors, executive officers and key employees are as follows:


Name               Age    Position                 Director Since

Matthew McNeally   43     Chief Executive Officer       2000

V. Terence Franzke 59     Chief Financial Officer       2004


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


Annual Compensation


Name and                                              Other       Restricted     Securities                     All
Principal Position     Fiscal                         Annual         Stock       Underlying      LTIP          Other
                       Year    Salary     Bonus     Compensation     Awards      Options        Payouts    Compensations
------------------     ----    ------     -----     ------------  ----------     -----------    -------    -------------

Matthew McNeally, CEO   2006    0          0         0             0              0              0           0

                        2005    0          0         0             0              0              0           0

                        2004    0          0         0             0              0              0           0


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


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None

Item 13. EXHIBITS

	None

                           FINANCIAL VENTURES, INC.
                        (A DEVELOPMENT STAGE COMPANY)



                                   CONTENTS




PAGE    1     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE    2     BALANCE SHEET AS OF MARCH 31, 2006

PAGE    3     STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
              MARCH 31, 2006 AND 2005 AND FOR THE PERIOD FROM
              DECEMBER 4, 1996 (INCEPTION) TO MARCH 31, 2006

PAGE    4     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR
              THE PERIOD FROM DECEMBER 4, 1996 (INCEPTION) TO
              MARCH 31, 2006

PAGE    5     STATEMENTS OF CASH FLOWS FOR YEARS ENDED MARCH
              31, 2006 AND 2005 AND FOR THE PERIOD FROM DECEMBER 4,
              1996 (INCEPTION) TO MARCH 31, 2006

PAGES 6 - 8   NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of:
Financial Ventures, Inc.

We have audited the accompanying balance sheet of Financial Ventures, Inc. (a development stage company), as of March 31, 2006 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended March 31, 2006 and 2005. The financial statements of Financial Ventures, Inc. for the period December 4, 1996 (Inception) to March 31, 2004 were audited by other auditors whose report dated May 12, 2004 included a paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Financial Ventures, Inc. as of March 31, 2006 and the results of its operations and its cash flows for the years ended March 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of Americana.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 4 to the financial statements. The Company is in the development stages with no operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEBB & COMPANY, P.A.

/S/ WEBB & COMPANY

Boynton Beach, Florida
July 3, 2007

                     FINANCIAL VENTURES, INC.
                  (A Development Stage Company)
                           BALANCE SHEET
                           MARCH 31, 2006


                              ASSETS


     CURRENT ASSETS
       Prepaid Expense                              $ 2,500
                                                    ---------
     TOTAL ASSETS                                   $ 2,500
                                                    =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

     STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value, 50,000,000
       shares authorized, 908,800 shares
       issued and outstanding                           909
      Additional paid-in capital                     32,967
      Deficit accumulated during the development
       stage                                        (31,376)
                                                   ==========
     TOTAL STOCKHOLDERS EQUITY                        2,500
                                                   ----------

     TOTAL LIABILITIES AND STOCKHOLDERS EQUITY     $  2,500
                                                   ==========

                 Read accompanying Notes to Financial Statements.

                                 FINANCIAL VENTURES, INC.
                              (A Development Stage Company)
                                 STATEMENTS OF OPERATIONS




                                                                        For the
                                                                        Period From
                                                                        December 4,
                                                                          1996
                                              For the Year Ended        (Inception)
                                                    March 31,          to March 31,
                                             2006             2005       2006
                                           --------         --------    --------

OPERATING EXPENSES
 Professional fees                             -              5,200         5,200
 General and administrative                     150             200        26,176
                                           --------         --------     --------
TOTAL OPERATING EXPENSES                        150           5,400        31,376
                                           --------         --------     --------

LOSS FROM OPERATIONS                           (150)         (5,400)      (31,376)

PROVISION FOR INCOME TAXES                     -               -             -

NET LOSS                                   $   (150)        $(5,400)     $(31,376)
                                           ========         ========     ========
NET LOSS PER SHARE - BASIC AND DILUTED     $  (0.00)        $ (0.01)     $  (0.03)
                                           ========         ========     ========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING DURING THE PERIOD -
 BASIC AND DILUTED                          908,800         908,800       906,863
                                           =========        =========    =========






                 Read accompanying Notes to Financial Statements.

                                 FINANCIAL VENTURES, INC.
                               (A Development Stage Company)
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             PERIOD FROM DECEMBER 6, 1996 (INCEPTION) THROUGH MARCH 31, 2006




                                         Common Stock                            Deficit
                                       $.001 Par Value        Additional        Accumulated             Total
                                       ---------------         Paid-in     During the Development     Stockholder's
                                      Shares       Amount      Capital           Stage                 Equity
                                     ----------    ------     ----------    ----------------------   ------------

Balance December 6, 1996 (Inception)      -         $ -        $ -           $ -                       $ -

Common shares issued for cash          903,800      $904       $   376         -                        1,280
                                     ----------------------------------------------------------------------------
Balance December 31, 1997              903,800      $904       $   376         -                        1,280
                                     ============================================================================

Common shares issued for cash            5,000         5         4,995         -                        5,000

Common Shares issued in exchange
 for note receivable                      -          -             200         -                          200

Net loss                                  -          -             -         (6,480)                   (6,480)
                                     ----------------------------------------------------------------------------
Balance, March 31, 2001                908,800       909         5,571       (6,480)                     -


In-kind contribution                      -          -           3,896          -                       3,896

Net loss, 2002                            -          -             -         (3,896)                   (3,896)
                                     ----------------------------------------------------------------------------

Balance, March 31, 2002                908,800       909         9,467      (10,376)                     -

In-kind contribution                      -          -           7,350          -                       7,350

Net loss, 2003                            -          -             -         (7,350)                   (7,350)
                                     ----------------------------------------------------------------------------

Balance, March 31, 2003                908,800       909        16,817      (17,726)                     -

In-kind contribution                      -          -           9,300          -                       9,300

Net loss, 2004                            -          -             -         (8,100)                   (8,100)
                                     ----------------------------------------------------------------------------

Balance, March 31, 2004                908,800       909        26,117      (25,826)                    1,200

In-kind contribution                      -          -           6,700          -                       4,200

Net loss, 2005                            -          -             -         (5,400)                   (5,400)
                                     ----------------------------------------------------------------------------

Balance, March 31, 2005                908,800       909       $32,817      (31,226)                  $ 2,500

In-kind contribution                      -          -             150          -                         150

Net loss for the year ended
 March 31, 2006                           -          -             -           (150)                     (150)
                                     ----------------------------------------------------------------------------

Balance, March 31, 2006                908,800       909       $32,967      (31,376)                  $ 2,500

                                     ============================================================================


                     Read accompanying Notes to Financial Statements.






                                   FINANCIAL VENTURES, INC.
                                (A Development Stage Company)
                              CONDENSED STATEMENTS OF CASH FLOWS
                                       (Unaudited)


                                                                                    Period From
                                                                                     December 4,
                                                                                       1996
                                                        For the Year Ended           (Inception)
                                                             March 31,              to March 31,
                                                       2006             2005            2006
                                                      -------          -------     --------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                          $  (150)           $(5,400)      $(31,376)
   Adjustments to reconcile net loss to net
   cash used in operations
    In-Kind contribution                                  150              6,700         28,197
   Changes in operating assets and liabilities
    Increase in prepaid expenses                                          (1,300)        (2,500)
                                                      --------           --------      ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      -                  -            (5,679)
                                                      --------           --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Repayment of stockholder loan                          -                  -              -
                                                      --------           --------      ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                -                  -              -
                                                      --------           --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Advances from stockholders                          $  -               $  -          $    200
                                                      --------           --------      ---------
  Proceeds from isuance of common stock                  -                  -             6,280
                                                      --------           --------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                -                  -             6,480
                                                      --------           --------      ---------
NET INCREASE (DECREASE) IN CASH                          -                  -               801

CASH AT BEGINNING OF PERIOD/YEAR                         -                  -              -
                                                      --------           --------      ---------

CASH AT END OF PERIOD/YEAR                            $  -               $  -          $    801
                                                      ========           ========      =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

  Cash paid for interest                              $  -               $  -          $   -
                                                      ========           ========      =========
  Cash paid for taxes                                 $  -               $  -          $   -
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

FINANCIAL VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
AS OF MARCH 31, 2006
NOTES TO FINANCIAL STATEMENTS




NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Financial Ventures, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Florida on December 4, 1996. The Company's original business plan was the purchasing and wholesale selling of tropical fish but the Company is currently inactive. The Company's headquarters is in Toronto, Canada.

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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings per Share." As of March 31, 2006 and 2005, and for the period from December 4, 1996 (inception) to March 31, 2006, respectively, there were no common share equivalents outstanding.

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

FINANCIAL VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
AS OF MARCH 31, 2006
NOTES TO FINANCIAL STATEMENTS


liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of March 31, 2006, the Company has a net operating loss carryforward of approximately $32,176 available to offset future taxable income through 2026. The valuation allowance at March 31, 2006 was approximately $5,994. The net change in the valuation allowance for the year ended March 31, 2006 was an increase of approximately $959.

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

FINANCIAL VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
AS OF MARCH 31, 2006
NOTES TO FINANCIAL STATEMENTS





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

(C) In-Kind Contribution

For the period ended March 31, 2006 the stockholder of the Company paid $5,151 of operating expenses on behalf of the Company (See Note 3).

During 2002, 2003, 2004 and 2005 the stockholder of the Company paid $3,896, $7,350, $9,300, and $2,500 respectively, of operating expenses on behalf of the Company (See Note 3).

NOTE 3	RELATED PARTY TRANSACTIONS

A stockholder of the Company paid $28,197 of expenses on behalf of the Company from inception (See Note 2).

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